Form 10-Q
period 2012-09-30
Cumberland Hills Ltd.
filed 2012-11-13
CIK 1545236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

☐

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _____________to______________

Commission File Number 333-181784

CUMBERLAND HILLS LTD.
(Exact name of small Business Issuer as specified in its charter)

Nevada	71-1052991
---------------------------------	------------------------------
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

250 Newport Centre Drive
Newport Beach, CA	92660
----------------------------------------	------------------------------
(Address of principal executive offices)	(Postal or Zip Code)

Issuer's telephone number, including area code:	(949) 420-0504
----------------------------

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer

☐

Accelerated filer

☐

Non-accelerated filer

☐

Small reporting company

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 72,750,000 shares of $0.001 par value common stock outstanding as of November 13, 2012.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

CUMBERLAND HILLS LTD.

(A Development Stage Company)

BALANCE SHEETS

ASSETS
	September 30, 2012	December 31, 2011
	(Unaudited)
Current assets:
Cash	$ 8,656	$ 1,870
Prepaid deposits	-	5,500

Total current assets	8,656	7,370

Capital assets:
Furniture and fixtures, net	4,000	-

Total capital assets	4,000	-

Total assets	$ 12,656	$ 7,370

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued interest	$ 2,054	$ 173
Accounts payable - related party	14,200	16,000
Related party advances	29,600	-

Total current liabilities	45,854	16,173

Long term liabilities:
Notes payable	54,000	-

Total long term liabilities	54,000	-

Total liabilities	99,854	16,173

STOCKHOLDERS’ DEFICIT

Common stock, $0.001 par value, 100,000,000	72,750	72,750
shares authorized, 72,750,000 shares at September 30, 2012
and December 31, 2011 respectively issued and outstanding

Additional paid-in capital	(38,250)	(38,250)

Deficit accumulated during the development stage	(121,698)	(43,303)

Total stockholders' deficit	(87,198)	(8,803)

Total liabilities and stockholders' deficit	$ 12,656	$ 7,370

The accompanying notes are an integral part of these financial statements.

CUMBERLAND HILLS LTD.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2012 and 2011 and the period from January 19, 2010 (inception) through September 30, 2012

(Unaudited)

	Three months	Three months	Nine months	Nine months	Inception through
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012

Sales	$ 10,853	$ -	$ 46,500	$ -	$ 46,500

Cost of goods sold	5,158	-	34,611	-	34,611

Gross profit	5,695	-	11,889	-	11,889

Costs and expenses:

Development costs	-	742	-	2,252	12,233

General and administrative	35,698	5,361	88,874	14,774	119,944

Total expenses	35,698	6,103	88,874	17,026	132,177

Loss from operations	(30,003)	(6,103)	(76,985)	(17,026)	(120,288)

Interest expense	(518)	-	(1,410)	-	(1,410)

Net loss	$ (30,521)	$ (6,103)	$ (78,395)	$ (17,026)	$ (121,698)

Net loss per share:

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares
outstanding:

Basic and diluted	72,750,000	72,750,000	72,750,000	70,442,308

The accompanying notes are an integral part of these financial statements.

CUMBERLAND HILLS LTD.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2012 and 2011

and the period from January 19, 2010 (inception) through September 30, 2012

(Unaudited)

	Nine months	Nine months	Inception through
	September 30, 2012	September 30, 2011	September 30, 2012

CASH FLOWS FROM OPERATING
ACTIVITIES

Net loss	$ (78,395)	$ (17,026)	$ (121,698)

Adjustment to reconcile net loss to
cash used in operating activities:

Net change in:
Prepaid deposits	5,500	(5,500)	-
Accounts payable and accrued interest	1,881	-	2,054
Accounts payable - related party	(1,800)	4,000	14,200

CASH FLOWS USED IN OPERATING ACTIVITIES	(72,814)	(18,526)	(105,444)

CASH FLOWS FROM INVESTING
ACTIVITIES

Purchase of furniture and fixtures	(4,000)	-	(4,000)

CASH FLOWS USED IN INVESTING ACTIVITIES	(4,000)	-	(4,000)

CASH FLOWS FROM FINANCING
ACTIVITIES:

Cash received from the sale of
common stock	-	21,000	34,500
Proceeds from notes payable	54,000	-	54,000
Shareholder advances	29,600	-	29,600

CASH FLOWS PROVIDED BY
FINANCING ACTIVITIES	83,600	21,000	118,100

NET CHANGE IN CASH	6,786	2,474	8,656

Cash, beginning of period	1,870	1,270	-

Cash, end of period	$ 8,656	$ 3,744	$ 8,656

SUPPLEMENTAL CASH FLOW
INFORMATION

Cash paid on interest expenses	$ -	$ -	$ -

Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

CUMBERLAND HILLS LTD.
(An Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2012

(UNAUDITED)

Note 1

Basis of Presentation

The accompanying unaudited interim financial statements of Cumberland Hills Ltd. (“Cumberland” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Registration Statement filed with the SEC on Form S-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2011, as reported in the Form S-1 of the Company, have been omitted.

General

The Company is in the development stage. We are pursuing a business strategy whereby we will invest in raw paper products and resell them to various paper recycling companies and mills. Cumberland acquires books, cardboard and post consumer paper and resells the raw material. During the next twelve months, we intend to focus on expanding our business. We will focus on solidifying our supplier arrangements in the United States and Canada and on engaging in promotional activities in an attempt to expand our customer and supplier base.

Note 2

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2012, the Company had not yet achieved profitable operations, has accumulated losses of $121,698 and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3

Related Party Transactions

The Company was charged the following by the director of the Company:

	9 months ended September 30, 2012	9 months ended September 30, 2011

Management fees	$36,000	$8,500

In the nine month period ending September 30, 2012, the Company president has advanced the company $600.  The advances are unsecured, non-interest bearing and have no specific terms for repayment.  In the nine month period ending September 30, 2102, the company consultant has advanced the company $29,000.  Similarly the advances are unsecured, non-interest bearing and have no specific terms for repayment.

Note 4

Notes Payable

$50,000 of the note payable is due to Liz Smith for funds advanced. The loan is unsecured, with a 5% interest rate with repayment on April 4, 2014. $4,000 of the note payable is due to Rod McLellan for office furniture purchased. The loan is unsecured, with a 10% interest rate with repayment on October 1, 2013.

Note 5

Major Customer

Cumberland sold recycled goods to two different customers during the period ending September 30, 2012. Each customer represented approximately 67% and 33% of the revenue received by the Company.

Note 6

Subsequent Events

On October 30, 2012 the $29,000 owed to Robert Sawatsky was reclassified as a contribution to capital.  This was done in connection with the Company agreeing to issue Mr. Sawatsky 2,000,000 shares of common stock for his contributions through the completion of a listing with the OTC Bulletin Board.

Item 2.

Management’s Discussion and Analysis or Plan of Operation

Caution about Forward-Looking Statements

This Form 10-Q includes “forward-looking” statements about future financial results, future business changes and other events that haven’t yet occurred. For example, statements like we “expect,” “anticipate” or “believe” are forward-looking statements.  Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future.  We do not undertake to update the information in this Form 10-Q if any forward looking statement later turns out to be inaccurate.

General

We are a development stage company engaged in the business of paper recycling.  Currently, our business is the acquisition and reselling of raw materials for paper recycling, with the objective of identifying and building relationships with new customers and suppliers. We acquire books, cardboard and post consumer paper and resell the raw material to paper recycling companies. We purchase our paper supply through a variety of procurement methods such as pick up programs with large companies, schools and community recycling programs. The bulk paper we supply is either sold as a commodity by the pound or at a fixed price per box.

We currently are dependent on two major customers for all our sales. We will focus on solidifying our supplier arrangements in the United States and Canada and on engaging in promotional activities in an attempt to expand our customer and supplier base.

Plan of Operation for the Next Twelve Months

Over the next 12 months we will require at a minimum, operating capital consistent with the past twelve months to fund our purchase of bulk paper.  Revenue and profits from existing sales will continue to fund existing operations; however, the acquisition of new suppliers will require additional funding to place new deposits that secure new paper orders. This will have to be addressed on a case by case basis.

Our plan over the next 12 months is to increase our customer and supplier base. We will do this by continuing our existing model of phone and email solicitation, joining our major industry association ISRI (Institute of Scrap Recycling Industries) and attending trade shows.  We will also invest in travel to meet customers and suppliers in person (approximately $40,000 for travel, meals, accommodation over the next 12 months).

We will incur salary expenses for Mr. Isaacs of $48,000 per year. If we cannot afford to pay this salary, the salary will be accrued. In addition, we anticipate spending an additional $102,000 on administrative fees, legal and accounting fees, including fees payable in connection with complying with future SEC reporting obligations. We estimate that total expenditures over the next 12 months is therefore expected to be approximately $150,000.

We anticipate that we will meet our ongoing cash requirements of approximately $150,000 through equity or debt financing. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

We intend to meet our cash requirements for the short term by generating limited revenue over the next twelve months through a combination of debt financing and equity financing by way of bank loans, private loans and private placements. We currently do not have any arrangements or commitments in place to complete any bank loans, private loans or private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

If we are not able to raise the full $150,000 for the operating plan as anticipated, we will scale our business development in line with available capital. Our primary priority will be to retain our reporting status with the SEC which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses. Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus on marketing and acquiring trucks to pick up and deliver the bulk paper products. We will likely not expend funds on the remainder of our planned activities unless we have the required capital.

Results of Operations

Results of Operations for the nine month periods ended September 30, 2012, and September 30, 2011.

For the nine months ended September 30, 2012 we had revenues of $46,500 from two customers, compared with $0 revenues for the nine months ended September 30, 2011.

Operating expenses for the nine months ended September 30, 2012 were $88,874 as compared to $17,026 for the nine months ended September 30, 2011. Operating expenses increased by $71,848 due to an increase in legal and accounting costs associated with the filing of the Company’s Form S-1 registration statement and general and administration cost relating to the increase in sales activity.

Net loss for the nine months ended September 30, 2012 was $78,395 compared to $17,026 for the same comparable period in 2011. The loss increased by $61,369 primarily due to the increase in operating expenses as stated above.

Net cash used in operating activities for the nine months ended September 30, 2012 and 2011 was $72,814 and $18,526, respectively.

Net cash provided by financing activities for the nine months ended September 30, 2012 was $54,000 due to the cash received from two notes payable to non-affiliated investor and $29,600 in related party advances. The $50,000 note payable bears interest at 5% per annum and is due and payable on April 4, 2014, and the $4,000 note payable is unsecured, bears interest at 10% and is due October 1, 2013.

As a result of the above activities, we experienced a net increase in cash of $6,786 for the nine months ended September 30, 2012.

Results of Operations for the three months ended September 30, 2012 and 2011.

For the three months ended September 30, 2012 we had revenues of $10,853 from two customers, compared with $0 revenues for the three months ended September 30, 2011.

Operating expenses for the three months ended September 30, 2012 were $35,698 as compared to $6,103 for the three months ended September 30, 2011. Operating expenses increased by $29,595 due to an increased operations including legal and accounting costs associated with the filing of the Company’s Form S-1 registration statement.

Net loss for the three months ended September 30, 2012 was $30,521 compared to $6,103 for the same comparable period in 2011. The loss increased by $24,418 primarily due to the increase in operating expenses as stated above.

Liquidity and Capital Resources

Since our inception, we have financed our cash requirements from cash generated from the sale of common stock, revenues from our business and by unsecured loans from our president and our company consultant.  Mr. Isaacs in the nine month period ending September 30, 2012 has advanced the company $600. The advances are unsecured, non-interest bearing and have no specific terms for repayment.   Our company consultant in the nine month period ending September 30, 2012 has advanced the company $29,000. These advances are also unsecured, non-interest bearing and have no specific terms for repayment.

Our principal sources of liquidity as of September 30, 2012 consisted of $8,656 in cash. Since inception through to and including September 30, 2012, we raised $34,500 through a private placement of our common stock.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue with our business and our business will fail.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4:

Controls and Procedures

Evaluation of Disclosure Controls

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with participation of our Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have not been effective as a result of a weakness in the design of internal control over financial reporting.

As used herein, “disclosure controls and procedures” mean controls and other procedures of our company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of September 30, 2012.

Certain internal control weaknesses became evident that, in the aggregate, represent material weaknesses, including:  (i) lack of segregation of incompatible duties; and (ii) insufficient Board of Directors representation.

There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION

Item 1.

Legal Proceedings

We are not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 1A.    Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any securities during the quarter ended September 30, 2012.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosures

Not applicable.

Item 5.

Other Information

None.

Item 6.

Exhibits and Report on Form 8-K

(a)

Exhibit(s)

Number	Exhibit Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Promissory Note between the Company and Elizabeth Smith dated January 21, 2012 (2)

10.2	Description of an oral employment agreement between Joseph Isaacs and the Company (3)

31.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.

	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

Filed as an exhibit to our registration statement on Form S-1 filed May 31, 2012 and incorporated herein by this reference.

(2)

Filed as an exhibit to our registration statement on Form S-1/A filed July 25, 2012 and incorporated herein by this reference.

(3)

Filed as an exhibit to our registration statement on Form S-1/A filed August 29, 2012 and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:   November 13, 2012

CUMBERLAND HILLS LTD.

/s/ Joseph Isaacs
--------------------------------------------------

Joseph Isaacs,

CEO, President, Secretary/Treasurer, and Director

(Principal Executive Officer, Principal Financial Officer

and Principal Accounting Officer)