Form 10-K
period 2012-12-31
Cumberland Hills Ltd.
filed 2013-03-04
CIK 1545236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

____________________________

 X

ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2012

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to ___________.

Commission File # 333-1817842

CUMBERLAND HILLS LTD.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

71-1052991

(IRS Employer Identification Number)

260 Newport Centre Drive, Newport Beach, CA  92660

(Address of principal executive offices)

(949) 420-0504

(Registrant’s telephone number)

Securities registered pursuant to section 12(b) of the Act:

None.

Securities registered pursuant to section 12(g) of the Act:

Common Stock, Par Value $0.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☒  Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes    ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year end. $13,500 (based on cash value paid).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 72,750,000 shares of common stock issued and outstanding as of February 28, 2013.

Documents incorporated by reference: None.

ii

Table of Contents

Item

Page

PART I

Item 1.

Business

1

Item 1A.

Risk Factors

3

Item 1B.

Unresolved Staff Comments

3

Item 2.

Properties

3

Item 3.

Legal Proceedings

3

Item 4.

Mine Safety Disclosures

3

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Securities

3

Item 6.

Selected Financial Data

4

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of

Operation

4

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

6

Item 8.

Financial Statements and Supplementary Data

6

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial

Disclosure

7

Item 9A.

Controls and Procedures

7

Item 9B.

Other Information

8

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

8

Item 11.

Executive Compensation

9

Item 12.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

10

Item 13.

Certain Relationships and Related Transactions and Director Independence

11

Item 14.

Principal Accountant Fees and Services

12

PART IV

Item 15.

Exhibits and Financial Statement Schedules

12

SIGNATURES

14

PART I

Item 1.

Business

DESCRIPTION OF BUSINESS

General

We are pursuing a business strategy whereby we will invest in raw paper products and resell them to various paper recycling companies and mills. We acquire books, cardboard and post consumer paper and resell the raw material.  During the next twelve months, we intend to focus on expanding our business. We will focus on solidifying our supplier arrangements in the United States and Canada and on engaging in promotional activities in an attempt to expand our customer and supplier base.

Business

We generate sales by supplying scrap paper in bulk to large paper recycling companies and mills.  The bulk paper we supply is either sold as a commodity by the pound or at a fixed price per box.  It is important to note that as of December 31, 2012 we have generated $54,396 in total revenues.  We expect this revenue to continue in 2013, although there is no assurance that it will.

Our paper supply comes in the form of used paper, news paper, cardboard, books and other paper products.  Recycling companies purchase the paper from us in bulk and then re-sell the raw material or break it down into recycled paper for sale to the end user.  We have determined that all major North American cities are potential purchasing hubs for bulk paper.  Our potential customers will typically have facilities throughout the United States set up for the receipt and processing of the paper goods.  Presently, the pick up and shipping of our products is outsourced to local logistics companies.

At present, we do not have short or long-term purchase contracts in place with our suppliers.  Depending upon the individual supplier, purchases are done either by verbal agreement or through written sales orders.  Sales orders are negotiated on a shipment-by-shipment basis.  The price at which we acquire the bulk paper will depend upon the prevailing market rate at the time of purchase.  The market price will tend to fluctuate depending upon supply and demand and varies in each city and local market.  Generally speaking, the raw paper will go to the highest bidder in any given market.

Supplier’s relationships are solicited through internet research of existing paper suppliers.  Introduction is then made via phone and email.  We verbally request to speak with the sales manager and request to become a bulk paper customer.  To this point, we have identified one supplier that has allowed us to create gross margins that are profitable for us. We intend to continue to solicit new supplier relationships via phone and email as we move forward and hopefully expand our revenue.

We currently do not hold any inventory. We purchase the loads and then try to sell them as quickly as possible.  The supplier holds the purchased loads until they are shipped to our purchaser.  We have no contracts in place.  Pre paying for product by deposit does guarantee us product for the value of the deposit.  Pick up and shipping of goods is outsourced to local logistics companies until such time as we’re in a position to obtain our own trucks.   We currently are dependent on two major customers for all our sales.  Should we lose both of those customers, we would cease to be able to sell the paper procured from our suppliers.

Mr. Isaacs, the founder and President of our company, did not agree to purchase our shares or serve as an officer or director of our company due to a plan, agreement, or understanding that he would solicit, participate in, or facilitate the sale of our company to (or a business combination with) a third party looking to obtain or become a public reporting entity.

Background and History

Industry Overview

Recycling has been a paper industry practice in many North American cities for years. Today, the paper industry is committed, whenever economically feasible, to using as much recovered paper as possible. Paper mills and bulk paper buyers in every North American city require high-quality recovered paper, in sufficient quantities to meet their annual production needs.  As an intermediary collector working between bulk paper suppliers and purchasers, we will work to satisfy these ongoing demands.

According to industry figures, recovery of paper for recycling continues to grow in North America, diverting it from the high environmental cost of its disposal in landfills.  Thanks to industry leadership and the efforts of millions of Americans who recycle paper at home, work, and school every day, paper recovery has reached record levels.  In 2010, 63.5 percent of the paper consumed in the U.S. was recovered for recycling.  This figure equals 334 pounds for each man, woman, and child in America.

One encouraging trend is that paper recovery has increased every year over the past five years.  However, the United States is nowhere close to tapping out the domestic supply of used paper suitable for recycled pulp.  The key constraints to the availability of recycled paper in the United States are: 1) deinking or recycling capacity, 2) demand for recovered paper from abroad, 3) degradation of recovered paper quality, that makes it unsuitable for use in particular grades of recycled papers, and 4) our ability to recover more paper from the waste stream.

Government Regulations and Environmental Laws

We buy and sell paper products for recycling.  We purchase the product from a supplier, locate a buyer for the product and arrange with the buyer for delivery of the product to the buyer, which is typically a manufacturer of recycled materials.  Although the supplier of product and most certainly the buyer/manufacturer of recycled materials would have some governmental and/or environmental regulations to follow, there are no federal, state or local environmental regulations or approvals required of our company, other than normal business licenses.

Competition

While the paper recycling market is competitive the fragmented nature of the industry dictates that no one company dominates the market.  However, the lack of significant barriers to entry allows us to participate immediately in the purchase sale of recovered paper products.  In the short term, we have attempted to limit the financial risk and competition that we face by not participating in the more infrastructure heavy, capital intensive areas of the industry, instead focusing on the purchase and sale of recovered paper products. That being said, this wholesale market remains highly competitive with many established intermediary companies bidding for the same supply. Our ability to compete in this industry is dependent upon our ability to generate and maintain professional relationships with suppliers and buyers.

Employees

As of December 31, 2012, we have only one employee, our sole director and only officer, Joseph Isaacs.  Mr. Isaacs devotes approximately 50 percent of his time to our business.  We utilize various independent contractors for marketing, research and accounting services.

Research and Development Expenditures

We have not incurred any research expenditures.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own any patents or trademarks.

Item 1A.

Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

We do not currently own or lease any property.

Item 3.

Legal Proceedings

We are not currently a party to any legal proceedings. Our address for service of process in Nevada is 871 Coronado Centre Drive, Suite 200, Henderson, Nevada, 89052.

Item 4.

Mine Safety Disclosures

Not applicable.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock have been quoted for trading on the OTC Bulletin Board under the symbol CHLL since November 23, 2012. There have been no trades in our common stock since November 23, 2012.

Holders of Our Common Stock

As of February 28, 2013, there were 31 holders of record of our Common Stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized For Issuance under Equity Compensation Plans

We do not have any compensation plans under which equity securities are authorized for issuance.

Performance graph

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Recent sales of unregistered securities

None.

Issuer Repurchases of Equity Securities

None.

Item 6.

Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This report contains "forward-looking statements" relating to us which represent our current expectations or beliefs, including statements concerning our operations, performance, financial condition and growth.  For this purpose, any statement contained in this report that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, our ability to continue our growth strategy and competition, certain of which are beyond our control.  Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

The following discussion and analysis should be read in conjunction with the information set forth in our audited financial statements for the period ended December 31, 2012.

Plan of Operation for the Next Twelve Months

Over the next 12 months the company will require at a minimum, operating capital consistent with the past 12 months to fund its purchase of bulk paper.  It is hoped that debt financing,  new equity finacing and revenue from existing sales will continue to fund existing operations.   Our plan over the next 12

months is to increase our customer and supplier base.  We will do this by continuing our existing model of phone and email solicitation and attending trade shows.  We will also invest in travel to meet customers and suppliers in person (approximately $40,000 for travel, meals, accommodation over the next 12 months).

We will incur salary expenses for Mr. Isaacs of $48,000 per year.  If we cannot afford to pay this salary, the salary will be accrued.  In addition, we anticipate spending an additional $55,000 on administrative fees, legal and accounting fees, including fees payable in connection with complying with SEC reporting obligations. We estimate that total expenditures over the next 12 months is therefore expected to be approximately $143,000.

We anticipate that we will meet our ongoing cash requirements of approximately $143,000 through equity or debt financing.  These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

We intend to meet our cash requirements for the short term by generating limited revenue and the next 12 months through a combination of debt financing and equity financing.   We currently do not have any arrangements or commitments in place to complete any loans or private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

If we are not able to raise the full $143,000 for the operating plan as anticipated, we will scale our business development in line with available capital.  Our primary priority will be to retain our reporting status with the SEC which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses.  Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus growing our business.

Results of Operations

Results of Operations for the year ended December 31, 2012 and 2011

For the year ended December 31, 2012 we had revenues of $54,396, compared with $0 revenues for the year ended December 31, 2011.

Operating expenses for the year ended December 31, 2012 were $113,964 as compared to $31,073 for the year ended December 31, 2011. Operating expenses increased by $82,891 due to an increase in legal and accounting costs associated with the filing of our Form S-1 registration statement and general and administration cost relating to the increase in sales activity.

Net loss for the year ended December 31, 2012 was $99,730, compared to $31,073 for the same comparable period in 2011. The loss increased by $68,657 primarily due to the increase in operating expenses as stated above.

Net cash used in operating activities for the year ended December 31, 2012 and 2011 was $84,369 and $20,400, respectively.

Net cash provided by financing activities for the year ended December 31, 2012 was $84,600 due to the cash received from promissory notes.  Two promissory notes for $50,000, payable to a non-affiliated investor, bears interest at 5% per annum and are due and payable on April 4, 2014.  One $4,000 promissory note is for office furniture purchased, is unsecured and bears interest at 10% per annum and is due on October 1, 2013.

As a result of the above activities, we experienced a net increase in cash of $231 for the year ended December 31, 2012.

Our primary sources of operating capital have been our gross revenue from sales and borrowings from non-affiliates.  Due to our continuing losses from business operations, our independent auditor’s report dated February 27, 2013, includes a “going concern” opinion relating to the fact that our continuation is dependent upon obtaining additional working capital either through revenues or through outside financing.

Results of Operations from inception (January 19, 2010) through December 31, 2012

We earned revenues of $54,396 in the period from our incorporation on January 19, 2010 to December 31, 2012.

We incurred $157,267 operating expenses from our inception on January 19, 2010 to December 31, 2012 (these operating expenses were comprised of general and administrative costs of $145,034 and development costs of $12,233) compared to operating expenses of $43,303 for the year ended December 31, 2011 (these operating expenses were comprised of general and administrative costs of $31,070 and development costs of $12,233).

Liquidity and Capital Resources

Since our inception, we have financed our cash requirements from cash generated from the sale of common stock, revenues and by unsecured loans from a number of non-affiliate people.  These people are owed an aggregate of $54,000 as of December 31, 2012. The advances are unsecured, and have variable terms for repayment.

Mr. Issacs, our President and a related party previously advanced $29,600 during 2012 and have agreed to forgive and cancel those obligations.  Accordingly, effective December 20, 2012, this $29,600 obligation has been extinguished.

Our principal sources of liquidity as of December 31, 2012 consisted of $2,101 in cash. Since inception through to and including December 31, 2012, we raised $21,000 through a private placement of our common stock.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue with our business and our business will fail.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8.

Financial Statements and Supplementary Data.

CUMBERLAND HILLS LTD.

(A Development Stage Company)

Financial Statements

(Expressed in U.S. Dollars)

December 31, 2012

LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Cumberland Hills Ltd.

(A Development Stage Company)

Newport Beach, California

We have audited the accompanying balance sheets of Cumberland Hills Ltd. (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period from January 19, 2010 (inception) through December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cumberland Hills Ltd. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and for the period from January 19, 2010 (inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2013 raise substantial doubt about its ability to continue as a going concern. The 2012 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

February 27, 2013

CUMBERLAND HILLS LTD.

(A Development Stage Company)

BALANCE SHEETS

ASSETS

	December 31, 2012	December 31, 2011

Current assets:
Cash and cash equivalents	$ 2,101	$ 1,870
Prepaid deposits	-	5,500

Total current assets	2,101	7,370

Furniture and fixtures, net of depreciation of $572	3,428	-

Total assets	$ 5,529	$ 7,370

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued interest	$ 2,262	$ 173
Accounts payable - related party	23,200	16,000
Note payable	4,000	-

Total current liabilities	29,462	16,173

Long term liabilities:
Long-term debt	50,000	-

Total long term liabilities	50,000	-

Total liabilities	79,462	16,173

Commitments

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value, 100,000,000
shares authorized, 72,750,000 shares at December 31, 2012
and 2011 issued and outstanding	72,750	72,750

Additional paid-in capital	(3,650)	(38,250)

Deficit accumulated during the development stage	(143,033)	(43,303)

Total stockholders' deficit	(73,933)	(8,803)

Total liabilities and stockholders' deficit	$ 5,529	$ 7,370

The accompanying notes are an integral part of these financial statements.

CUMBERLAND HILLS LTD.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the years ended December 31, 2012 and 2011 and the period from

January 19, 2010 (inception) through December 31, 2012

	Year ended	Year ended	Inception through
	December 31, 2012	December 31, 2011	December 31, 2012

Sales	$ 54,396	$ -	$ 54,396
Cost of goods sold	38,021	-	38,021

Gross profit	16,375	-	16,375

Costs and expenses:
Development costs	-	2,252	12,233

General and administrative	113,964	28,821	145,034

Total operating expenses	113,964	31,073	157,267

Loss from operations	(97,589)	(31,073)	(140,892)

Interest expense	2,141	-	2,141

Net loss	$ (99,730)	$ (31,073)	$ (143,033)

Net loss per share:

Basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares
outstanding:
Basic and diluted	72,750,000	71,023,973

The accompanying notes are an integral part of these financial statements.

CUMBERLAND HILLS LTD.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2012 and 2011 and the period from

January 19, 2010 (inception) through December 31, 2012

	Year ended	Year ended	Inception through
	December 31, 2012	December 31, 2011	December 31, 2012

CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss	$ (99,730)	$ (31,073)	$ (143,033)

Adjustment to reconcile net loss to
cash used in operating activities:
Depreciation Expense	572	-	572

Net change in:
Prepaid deposits	5,500	(5,500)	-
Accounts payable and accrued interest	2,089	173	2,262
Accounts payable - related party	7,200	16,000	23,200

CASH FLOWS USED IN OPERATING	(84,369)	(20,400)	(116,999)
ACTIVITIES

CASH FLOWS FROM FINANCING
ACTIVITIES:
Cash received from the sale of common stock	-	21,000	34,500
Proceeds from loans – related party	29,600	-	29,600
Proceeds from long-term debt	50,000	-	50,000
Donated capital	5,000	-	5,000

CASH FLOWS PROVIDED BY
FINANCING ACTIVITIES	84,600	21,000	119,100

NET CHANGE IN CASH	231	600	2,101
Cash, beginning of period	1,870	1,270	-
Cash, end of period	$ 2,101	$ 1,870	$ 2,101

SUPPLEMENTAL CASH FLOW
INFORMATION

Cash paid on interest expenses	$ -	$ -	$ -

Cash paid for income taxes	$ -	$ -	$ -

NON CASH TRANSACTIONS:

Furniture and fixtures in exchange for note payable	$ 4,000	$ -	$ 4,000

Capital contributions - forgiveness of debt	$ 29,600	$ -	$ 29,600

The accompanying notes are an integral part of these financial statements.

CUMBERLAND HILLS LTD.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Period from January 19, 2010 (Inception) through December 31, 2012

	Common	stock		Deficit
			Additional	accumulated
			paid-in	during the
	Shares	Amount	capital	development stage	Total

Issuance of common
stock for cash	41,250,000	$ 41,250	$ (27,750)	$ -	$ 13,500

Net loss	-	-	-	(12,230)	(12,230)

Balance, December 31, 2010	41,250,000	41,250	(27,750)	(12,230)	1,270

Issuance of common
stock for cash	31,500,000	31,500	(10,500)	-	21,000

Net loss	-	-	-	(31,073)	(31,073)

Balance, December 31, 2011	72,750,000	72,750	(38,250)	(43,303)	(8,803)

Related party contributions	-	-	5,000	-	5,000

Forgiveness of debt	-	-	29,600	-	29,600

Net loss	-	-	-	(99,730)	(99,730)

Balance, December 31, 2012	72,750,000	$ 72,750	$ (3,650)	$ (143,033)	$ (73,933)

The accompanying notes are an integral part of these financial statements.

CUMBERLAND HILLS LTD.
(An Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2012

Note 1 Basis of Presentation

The Company was incorporated in the State of Nevada on January 19, 2010.  The Company is in the development stage engaged in the business of paper recycling.  Currently, the Company’s business is the acquisition and reselling of raw materials for paper recycling, with the objective of identifying and building relationships with new customers and suppliers.  Certain key factors that have affected our financial and operating results in the past will affect our future financial and operating results. These include, but are not limited to additional funding or the utilization of venture partners that will be required to fund the company.

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

Note 2 Summary of Significant Accounting Policies

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2012, the Company had not yet achieved profitable operations, has accumulated losses of $143,033 since its inception, has a working capital deficit of $27,361, and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

CUMBERLAND HILLS LTD.
(An Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2012

Note 2 Summary of Significant Accounting Policies (continued)

Furniture and Fixtures

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using straight line methods over the estimated useful lives of seven years.  When furniture and fixtures is sold or retired, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is included in the income statement. The costs of repair and maintenance are included in expense as incurred.  Depreciation expense for the year ended December 31, 2012 was $572.

Income Taxes

The Company uses the assets and liability method of accounting for income taxes. Under the assets and liability method deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Loss Per Share

Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share has not been provided as it would be anti-dilutive.

Foreign Currency Translation

The Company’s functional currency is United States (“U.S.”) dollars as substantially all of the Company’s operations use this denomination. The Company uses the U.S. dollar as its reporting currency.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses would be included in Other Income (Expenses) on the Statement of Operations.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original purchase maturity of three months or less to be cash equivalents.

CUMBERLAND HILLS LTD.
(An Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2012

Note 2 Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605-10, and SAB Topic 13 guidelines that require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Revenue is recognized when the these criteria are met, which is generally at the time of product shipment and receivables are recorded at that time. Revenue is expected to include the sale of raw material for paper recycling through direct sales generated by cold calling marketing efforts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The reserve for returns will be included in accrued liabilities in the Company’s balance sheet. The reserve is estimated based on the Company’s historical experience of returns made by customers. The Company will defer any revenue from sales in which payment has been received, but the earnings process has not occurred.

Accounts Receivable

The Company’s accounts receivable primarily consist of trade receivables. Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be collectable. Accounts are written off as they are deemed uncollectable based upon periodic analysis of specific customers, taking into consideration the age of the past due accounts and the ability of the customer’s ability to pay.

Development Stage Corporation

The Company is a “development stage corporation” and is devoting its resources to establishing its new business although our planned operations have commenced.

Fair Value of Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities and related party loan approximate their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards will have a material effect on the accompanying financial statements.

CUMBERLAND HILLS LTD.
(An Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2012

Note 3

Related Party Transactions

The Company was charged management fees by the President of the Company of $4,000 per month on a month-to-month basis.  Total management fees are $48,000 and $20,500 for the years ended December 31, 2012 and 2011, respectively.   Accounts payable – related party is the fees earned but not yet paid of $23,200 and $16,000 at December 31, 2012 and 2011, respectively.

During 2012, Mr. Isaacs, the Company’s President and a related party of the Company previously advanced $29,600 to this Company. They have agreed to forgive and cancel those obligations.  Accordingly, effective December 20, 2012, the $29,600 obligation of the Company has been extinguished.

Note 4

Income Taxes

A reconciliation of income tax provision to the provision that would be recognized under the statutory rates is as follows:

	December 31, 2012	December 31, 2011
	$	$
Deferred tax asset attributable to:
Net operating loss	33,900	10,500
Valuation allowance	(33,900)	(10,500)
Net	-	-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2012	December 31, 2011
	$	$
Refund attributable to net operating loss	48,600	14,700
Valuation allowance	(48,600)	(14,700)
Net provision	-	-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carry forwards, regardless of their time of expiration.

CUMBERLAND HILLS LTD.
(An Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2012

Note 4

Income Taxes (continued)

No provision for income taxes has been provided in these financial statements due to the net loss.  At December 31, 2012 the Company has net operating loss carry forwards, which expire commencing in 2028, totaling approximately $143,000, the benefit of which has not been recorded in the financial statements.

Note 5

Long-Term Debt

The Company has loans payable of $50,000, is unsecured, the amount of which bears interest at a rate of 5% maturing on April 4, 2014.

Note 6

Note Payable

The Company has a note payable of $4,000 for office furniture purchased, is unsecured, bearing interest at a rate of 10% maturing on October 1, 2013.

Note 7

Concentrations

Cumberland sold recycled goods to two different customers during the year ending December 31, 2012. Each customer represented approximately 79% and 21% of the revenue received by the Company.

Cumberland purchased recycled goods from two different vendors during the year ending December 31, 2012.  Each vendor represented approximately 76% and 24% of cost of goods sold to the Company.

Note 8

Equity Transactions

On January 20, 2010, our founder and President was issued 26,250,000 common shares (post split) for $3,500.

On September 21, 2010, our founder and President was issued 15,000,000 common shares (post split) for $10,000.

On January 20, 2011, the Company completed the sale of 31,500,000 common shares (post split) to 30 investors for $21,000.

On March 15, 2011, the Company effected a forward stock split of its common shares at a ratio of 30-for-1.  There were 2,425,000 common shares before the split and there were 72,750,000 common shares after the split.  The stock split is presented retroactively throughout the financial statements and footnotes.

During the year ending December 31, 2012, Mr. Sawatsky made a $5,000 contribution to capital. This was done in connection with the Company agreeing on October 30, 2012 to issue Mr. Sawatsky 2,000,000 shares of common stock for his contributions through the completion of a listing with the OTC Bulletin Board.  As of the date of this report, the shares have not been issued.

CUMBERLAND HILLS LTD.
(An Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2012

Note 9

Commitments

We have no written employment agreements with our officer and director; however, commencing September 1, 2011, the Board has agreed to pay our President $4,000 per month, if the funds are available and if not, then to accrue such $4,000. This is a month to month “at will” agreement and may be terminated at any time by us without any liability to our company for such termination. There are no other terms or conditions relating to the employment of Mr. Isaacs.

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in and disagreements with our accountants on accounting and financial disclosure from the inception of our company through to the date of this Report.

Item 9A.

Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with participation of our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer as of the end of the period covered by this report, our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that we file or submit under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to our management, including our Principal Executive and Principal Accounting officer, as appropriate to allow timely decisions regarding required disclosure.

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

(b)

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(c)

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls or in other factors that occurred during our last fiscal year ended December 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

Our sole executive officer and director and his age and titles as of the date of this report are as follows:

Name	Age	Position
Joseph Isaacs	30	Chief Executive Officer, President, Chief Financial Officer, Secretary and Director

Our director is appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Biographical information

Joseph Isaacs has served as our Chief Executive Officer, President, Chief Financial Officer and Secretary/Treasurer and has been a director since our inception in January 2010. Joseph Isaacs has been exposed to the paper recycling industry for many years. Companies of this nature have begun to thrive in the progressive “green” state of California. Joseph Isaacs first learned of the tremendous opportunity available in the paper recycling industry upon his attendance to the ISRI (Institute of Scrap Recycling Industries Inc) convention in 2009. Through the information gained at this convention, Mr. Isaacs began grass roots networking within the industry gaining mentors, contacts and a sound knowledge of the business models and practices available. Mr. Isaacs utilized his many transferable skills from previous business experience and started Cumberland Hills Ltd., a paper recycling company. Mr Isaacs has determined a strong need exists for the services of Cumberland Hills and is modeling his business after several successful comparable companies.  In June of 2003, Mr. Isaacs help start Canwest Surveying Services, a land surveying company, and developed the business and handled operations in the field.  He left Canwest in August of 2009. Although Mr. Isaacs does not have formal training specific to the paper recycling business, his enthusiasm and his progress in growing the business from its founding makes him a logical person to be our initial officer and director.

Mr. Isaacs intends to devote approximately 50% of his business time to our affairs going forward.

Significant Employees and Consultants

We have no significant employees other than our sole officer and director described above.

Conflicts of Interest

We do not have any written procedures in place to address conflicts of interest that may arise between our business and the future business activities of our officers and directors.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our board of directors. As such, Mr. Isaacs sitting as the only director acts in those capacities.

Audit Committee Financial Expert

We do not have an “audit committee financial expert”. We believe that the cost related to retaining such a financial expert at this time is prohibitive. Further, because we are in the development stage of our business operations, we believe that the services of an audit committee financial expert are not warranted at this time.

Role and Responsibilities of the Board

The Board of Directors oversees the conduct and supervises the management of our business and affairs pursuant to the powers vested in it by and in accordance with the requirements of the Revised Statutes of Nevada.  The Board of Directors will hold occasional meetings to consider particular issues or conduct specific reviews whenever deemed appropriate. The Board of Directors considers good corporate governance to be important to the effective operations of our company.

Code of Ethics

We have not yet adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934.

Item 11.

Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the period from our inception through the fiscal period ended December 31, 2011 and the fiscal year ended December 31, 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compen-sation ($)	Total ($)
Joseph Isaacs, President, CEO, Sec., & CFO	2012 2011 2010	48,000 20,500 1,000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	48,000 20,500 1,000

Option Grants Table There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table for the period from inception (January 19, 2010) through December 31, 2012.

Long-Term Incentive Plan (“LTIP”) Awards Table There were no awards made to the named executive officer in the last completed fiscal year under any LTIP

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

We have no written employment agreements with our officer and director; however, commencing September 1, 2011, the Board has agreed to pay our President $4,000 per month, if the funds are available and if not, then to accrue such $4,000. This is a month to month “at will” agreement and may be terminated at any time by us without any liability to our company for such termination. There are no other terms or conditions relating to the employment of Mr. Isaacs.

Employee Pension, Profit Sharing or Other Retirement Plans

We do not have any defined benefit pension plan or profit sharing or other retirement plan.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock, as of the date of this annual report on Form 10-K, by (i) each person (including any group) who is known by us to beneficially own more than 5% of any class of the voting securities of our company; (ii) each of our directors, and (iii) officers and directors as a group.

Each common share entitles the holder thereof to one vote in respect of any matters that may properly come before our stockholders. To the best of our knowledge, there exist no arrangements that could cause a change in voting control of our company. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable.

Title of Class	Name and Address of Beneficial Owner (1)	Amount of Shares Beneficial Owned	Percent of class
Common stock	Joseph Isaacs	41,250,000	56.7%
Common stock	All officers and directors as a group (2)	41,250,000	56.7%

(1)

The percent ownership of class is based on 72,750,000 shares of common stock issued and outstanding as of the date of this report.

(2)

The address for the beneficial owner identified is 260 Newport Center Drive, Newport Beach, CA 92660.

Under the rules of the Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•

Any of our directors or officers;

•

Any person proposed as a nominee for election as a director;

•

Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

•

Our promoter , Joseph Isaacs;

•

Any member of the immediate family of any of the foregoing persons, except as follows:

(a)

our President, promoter and director, Joseph Isaacs, was issued 26,250,000 common shares (post split) for $3,500 of cash consideration subsequent to the formation of our company in January, 2010. He was then issued an additional 15,000,000 (post split) common shares in September 2010 for cash consideration of $10,000.

Promoters and control persons

The promoter of our company is Joseph Isaacs.

There is nothing of value to be received by the promoter, either directly or indirectly, from us. Additionally, there have been no assets acquired nor are there any assets to be acquired from the promoter, either directly or indirectly, from us.

Item 14.

Principal Accountant Fees and Services.

The following table shows the fees billed by LBB & Associates Ltd. LLC, our current auditors, for the fiscal year ended December 31, 2012 and December 31, 2011:

	Fiscal year ended December 31, 2012	Fiscal year ended December 31, 2011
Audit Fees	$ 14,080	$ 6,500
Audit Related Fees	4,710	0
Tax Fees	0	0
All Other Fees	0	0

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a)

Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-12, and are included as part of this report:

Financial Statements for the fiscal years ended December 31, 2012 and 2011:

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Cash Flows

Statements of Stockholders’ Equity (Deficit)

Notes to Financial Statements

(b)

Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 13 of this report, and are incorporated herein by this reference.

(c)

Financial Statement Schedules

We are not filing any financial statement schedules as part of this report as such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.1*	Articles of Incorporation of the Registrant.

3.2*	Bylaws of the Registrant

10.1 *	Promissory Note between the Company and Elizabeth Smith dated January 21, 2012

10.2*	Description of an oral employment agreement between Joseph Isaacs and the Company

31.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.

	101 INS	XBRL Instance Document

	101 SCH	XBRL Taxonomy Extension Schema Document

	101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101 LAB	XBRL Taxonomy Extension Label Linkbase Document

	101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Previously

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUMBERLAND HILLS LTD.

/s/ Joseph Isaacs
Joseph Isaacs
CEO, President, Secretary/Treasurer, and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Joseph Isaacs
Joseph Isaacs
CEO, President, Secretary/Treasurer, and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

February 28, 2013

14