Form 10-Q
period 2013-03-31
Cumberland Hills Ltd.
filed 2013-05-14
CIK 1545236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

☐Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 145,500,000 shares of $0.001 par value common stock outstanding as of May 8, 2013.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

CUMBERLAND HILLS LTD.

(A Development Stage Company)

BALANCE SHEETS

ASSETS
	March 31, 2013	December 31, 2012
	(Unaudited)
Current assets:
Cash	$ 3,342	$ 2,101

Total current assets	3,342	2,101

Capital assets:
Furniture and fixtures, net	3,285	3,428

Total capital assets	3,285	3,428

Total assets	$ 6,627	$ 5,529

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued interest	$ 2,856	$ 2,262
Accounts payable - related party	35,200	23,200
Note payable	4,000	4,000

Total current liabilities	42,056	29,462

Long term liabilities:
Long-term debt	50,000	50,000

Total long term liabilities	50,000	50,000

Total liabilities	92,056	79,462

Commitments

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value, 200,000,000
shares authorized, 145,500,000 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	145,500	145,500

Additional paid-in capital	(64,200)	(76,400)

Deficit accumulated during the development stage	(166,729)	(143,033)

Total stockholders' deficit	(85,429)	(73,933)

Total liabilities and stockholders' deficit	$ 6,627	$ 5,529

The accompanying notes are an integral part of these financial statements.

CUMBERLAND HILLS LTD.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the three months ended March 31, 2013 and 2012

and the period from January 19, 2010 (inception) through March 31, 2013

(Unaudited)

	Three months ended	Three months ended	Inception through
	March 31, 2013	March 31, 2012	March 31, 2013

Sales	$ 3,901	$ 18,429	$ 58,297
Cost of goods sold	3,228	10,276	41,249

Gross profit	673	8,153	17,048

Costs and expenses:
Development costs	-	-	12,233
General and administrative	23,654	20,850	168,688

Total expenses	23,654	20,850	180,921

Net loss from operations	(22,981)	(12,697)	(163,873)

Interest expense	715	393	2,856

Net loss	$ (23,696)	$ (13,090)	$ (166,729)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares
outstanding:
Basic and diluted	145,500,000	145,500,000

The accompanying notes are an integral part of these financial statements.

CUMBERLAND HILLS LTD.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2013 and 2012

and the period from January 19, 2010 (inception) through March 31, 2013

(Unaudited)

	Three months ended	Three months ended	Inception through
	March 31, 2013	March 31, 2012	March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (23,696)	$ (13,090)	$ (166,729)

Adjustment to reconcile net loss to
cash used in operating activities:
Depreciation expense	143	-	715

Net change in:
Accounts receivable	-	(3,448)	-
Prepaid deposits	-	(5,000)	-
Accounts payable and accrued interest	594	220	2,856
Accounts payable - related party	12,000	(7,500)	35,200

CASH FLOWS USED IN OPERATING ACTIVITIES	(10,959)	(28,818)	(127,958)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from the sale of common stock	-	-	34,500
Proceeds from loans – related party	-	600	29,600
Proceeds from long-term debt	-	40,000	50,000
Contributed capital	12,200	-	17,200

CASH FLOWS PROVIDED BY
FINANCING ACTIVITIES	12,200	40,600	131,300

NET CHANGE IN CASH	1,241	11,782	3,342

Cash, beginning of period	2,101	1,870	-

Cash, end of period	$ 3,342	$ 13,652	$ 3,342

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expenses	$ -	$ -	$ -

Cash paid for income taxes	$ -	$ -	$ -

NON CASH TRANSACTIONS:
Capital contributions - forgiveness of debt	$ -	$ -	$ 29,600
Furniture and fixtures in exchange for note payable	$ -	$ -	$ 4,000

The accompanying notes are an integral part of these financial statements.

CUMBERLAND HILLS LTD.
(An Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2013

(UNAUDITED)

Note 1 Basis of Presentation

The accompanying unaudited interim financial statements of Cumberland Hills Ltd. (“Cumberland” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2012, as reported in the Form 10-K of the Company, have been omitted.

General

The Company is in the development stage. The Company is pursuing a business strategy whereby it will invest in raw paper products and resell them to various paper recycling companies and mills. Cumberland acquires books, cardboard and post-consumer paper and resells the raw material. During the next twelve months, the Company intends to focus on expanding its business. It will focus on solidifying its supplier arrangements in the United States and Canada and on engaging in promotional activities in an attempt to expand its customer and supplier base.

Note 2 Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2013, the Company had not yet achieved profitable operations, has accumulated losses of $166,729 and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3 Related Party Transaction

The Company was charged management fees by the President of the Company of $4,000 per month on a month-to-month basis.  Total management fees are $12,000 for the periods ended March 31, 2013 and 2012, respectively.  Accounts payable – related party is the fees earned but not yet paid of $35,200 and $23,200 at March 31, 2013 and December 31, 2012, respectively.

Note 4 Major Customer

Cumberland sold recycled goods to one customer during the period ending March 31, 2013 and to two customers during the period ending March 31, 2012.

Note 5 Equity Transactions

In the three month period ending March 31, 2013, Mr. Sawatsky made a $12,200 contribution to capital. This was done in connection with the Company agreeing on October 30, 2012 to issue Mr. Sawatsky 2,000,000 shares of common stock for his contributions through the completion of a listing with the OTC Bulletin Board.  As of the date of this report, the shares have not been issued.

Effective March 21, 2013, the Company’s Board of Directors’ approved a forward stock split of its common shares at a ratio of 2 for 1 and to authorize 200,000,000 shares of common stock, $0.001 par value per share.  There were 72,750,000 common shares before the split and there were 145,500,000 common shares after the split.  The stock split is presented retroactively throughout the financial statements and footnotes.

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

We currently are dependent on one customer for all our sales. We will focus on solidifying our supplier arrangements in the United States and Canada and on engaging in promotional activities in an attempt to expand our customer and supplier base.

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

We will incur salary expenses for Mr. Isaacs of $48,000 per year. If we cannot afford to pay this salary, the salary will be accrued. In addition, we anticipate spending an additional $102,000 on administrative fees, legal and accounting fees, including fees payable in connection with complying with future SEC reporting obligations. We estimate that total expenditures over the next 12 months is therefore expected to be approximately $190,000.

We anticipate that we will meet our ongoing cash requirements of approximately $190,000 through equity or debt financing or cash advances and loans. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

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

If we are not able to raise the full $190,000 for the operating plan as anticipated, we will scale our business development in line with available capital. Our primary priority will be to retain our reporting status with the SEC which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses. Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus on marketing and acquiring trucks to pick up and deliver the bulk paper products. We will likely not expend funds on the remainder of our planned activities unless we have the required capital.

Results of Operations

Results of Operations for the three months ended March 31, 2013 and 2012.

For the three months ended March 31, 2013 we had revenues of $3,901 from one customer, compared with revenues of $18,429 for the three months ended March 31, 2012.  The reduction in revenues of $14,528 was the result of the loss of a major customer.

Operating expenses for the three months ended March 31, 2013 were $23,654 as compared to $20,850 for the three months ended March 31, 2012. Operating expenses increased by $2,804 due to an increase in legal and accounting costs associated with the filing of the Company’s Form 10-K and general and administration cost relating to the increase in sales activity.

Net loss for the three months ended March 31, 2013 was $23,696 compared to $13,090 for the same comparable period in 2012. The loss decreased by $10,606 primarily due to an increase in general and administrative expenses and reduction in gross profit.

Net cash used in operating activities for the three months ended March 31, 2013 and 2012 was $10,959 and $28,818, respectively.

Net cash provided by financing activities for the three months ended March 31, 2013 was $12,200 for additional paid-in capital, compared to $40,600 for the three months ended March 31, 2012 for proceeds from notes payable.

Liquidity and Capital Resources

Since our inception, we have financed our cash requirements from cash generated from the sale of common stock, revenues from our business and by unsecured loans from our president and our company consultants.  Mr. Isaacs has advanced the company $29,600, which amount was forgiven and cancelled.

Our principal sources of liquidity as of March 31, 2013 consisted of $3,342 in cash. Since inception through to and including March 31, 2013, we raised $34,500 through a private placement of our common stock.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of March 31, 2013.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any securities during the quarter ended March 31, 2013.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosures

Not applicable.

Item 5.

Other Information

None.

Item 6.

Exhibits and Report on Form 8-K

(a)

Exhibit(s)

Number	Exhibit Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Promissory Note between the Company and Elizabeth Smith dated January 21, 2012 (2)

10.2	Description of an oral employment agreement between Joseph Isaacs and the Company (3)

31.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Number	Exhibit Description

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

DATED:   May 14, 2013

CUMBERLAND HILLS LTD.

/s/ Joseph Isaacs
--------------------------------------------------

Joseph Isaacs,

CEO, President, Secretary/Treasurer, and Director

(Principal Executive Officer, Principal Financial Officer

and Principal Accounting Officer)