Form 10-Q
period 2013-06-30
Cumberland Hills Ltd.
filed 2013-07-31
CIK 1545236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

☐Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 145,500,000 shares of $0.001 par value common stock outstanding as of July 29, 2013.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

CUMBERLAND HILLS LTD.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

ASSETS
	June 30, 2013	December 31, 2012

Current assets:
Cash	$ 231	$ 2,101

Total current assets	231	2,101

Capital assets:
Furniture and fixtures, net	3,143	3,428

Total capital assets	3,143	3,428

Total assets	$ 3,374	$ 5,529

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued interest	$ 3,580	$ 2,262
Accounts payable - related party	47,200	23,200
Note payable	54,000	4,000

Total current liabilities	104,780	29,462

Long term liabilities:
Long term debt	-	50,000

Total long term liabilities	-	50,000

Total liabilities	104,780	79,462

Commitments

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 200,000,000 shares authorized, 145,500,000 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	145,500	145,500

Additional paid-in capital	(58,500)	(76,400)

Deficit accumulated during the development stage	(188,406)	(143,033)

Total stockholders' deficit	(101,406)	(73,933)

Total liabilities and stockholders' deficit	$ 3,374	$ 5,529

The accompanying notes are an integral part of these financial statements.

CUMBERLAND HILLS LTD.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2013 and 2012

and the period from January 19, 2010 (inception) through June 30, 2013

(Unaudited)

	Three months	Three months	Six months	Six months	Inception through
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

Sales	$ -	$ 17,218	$ 3,901	$ 35,647	$ 58,297
Cost of goods sold	-	19,177	3,228	29,453	41,249

Gross profit (loss)	-	(1,959)	673	6,194	17,048

Costs and expenses:
Development costs	-	-	-	-	12,233
General and administrative	20,954	32,326	44,608	53,176	189,642

Total expenses	20,954	32,326	44,608	53,176	201,875

Net loss from operations	(20,954)	(34,285)	(43,935)	(46,982)	(184,827)

Interest expense	(723)	(499)	(1,438)	(892)	(3,579)

Net loss	$ (21,677)	$ (34,784)	$ (45,373)	$ (47,874)	$ (188,406)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	145,500,000	145,500,000	145,500,000	145,500,000

The accompanying notes are an integral part of these financial statements.

CUMBERLAND HILLS LTD.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2013 and 2012

and the period from January 19, 2010 (inception) through June 30, 2013

(Unaudited)

	Six months	Six months	Inception through
	June 30, 2013	June 30, 2012	June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (45,373)	$ (47,874)	$ (188,406)

Adjustment to reconcile net loss to
cash used in operating activities:
Depreciation expense	285	-	857

Net change in:
Prepaid deposits	-	(5,000)	-
Accounts payable and accrued interest	1,318	719	3,580
Accounts payable - related party	24,000	(3,000)	47,200

CASH FLOWS USED IN OPERATING ACTIVITIES:	(19,770)	(55,155)	(136,769)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from the sale of common stock	-	-	34,500
Proceeds from long-term debt	-	40,000	50,000
Contributed capital	17,900	-	22,900
Proceeds from loans, related party	-	17,600	29,600

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	17,900	57,600	137,000

NET CHANGE IN CASH	(1,870)	2,445	231

Cash, beginning of period	2,101	1,870	-

Cash, end of period	$ 231	$ 4,315	$ 231

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expenses	$ -	$ -	$ -

Cash paid for income taxes	$ -	$ -	$ -

NON CASH TRANSACTIONS:
Furniture and fixtures in exchange for loan	$ -	$ -	$ 4,000
Capital contributions - forgiveness of debt	$ -	$ -	$ 29,600

The accompanying notes are an integral part of these financial statements.

CUMBERLAND HILLS LTD.
(An Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2013

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

Note 2

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2013, the Company had not yet achieved profitable operations, has accumulated losses of $188,406 and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3

Related Party Transaction

The Company was charged management fees by the President of the Company of $4,000 per month on a month-to-month basis.  Total management fees are $24,000 and $12,000 for the six month period ended June 30, 2013 and 2012, respectively.  Accounts payable – related party is the fees earned but not yet paid of $47,200 and $23,200 at June 30, 2013 and December 31, 2012, respectively.

Note 4

Major Customer

Cumberland sold recycled goods to one customer during the six month period ending June 30, 2013 and to two customers during the six month period ending June 30, 2012.

Note 5

Equity Transactions

In the six month period ending June 30, 2013, Mr. Sawatsky made a $17,900 contribution to capital. This was done in connection with the Company agreeing on October 30, 2012 to issue Mr. Sawatsky 2,000,000 shares of common stock for his contributions through the completion of a listing with the OTC Bulletin Board.  As of the date of this report, the shares have not been issued.

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

Results of Operations

Results of Operations for the three and six months ended June 30, 2013 and 2012.

For the three and six months ended June 30, 2013 we had revenues of $0 and $3,901, respectively, from one customer, compared with revenues of $17,218 and $35,647, respectively for the three and six months ended June 30, 2012.  The reduction in revenues of $17,218 and $31,746, respectively, was the result of the loss of a major customer.

Operating expenses for the three and six months ended June 30, 2013 were $20,954 and $44,608, respectively, as compared to $32,326 and $53,176, respectively for the three and six months ended June 30, 2012. Operating expenses decreased by $11,372 and $8,568, respectively, due to a decrease in general and administration cost relating to the decrease in sales activity.

Net loss for the three and six months ended June 30, 2013 was $21,677 and $45,373, respectively, compared to $34,784 and $47,874, respectively, for the same comparable periods in 2012. The loss decreased by $13,107 and $2,501, respectively, primarily due to a decrease in general and administrative expenses.

Net cash used in operating activities for the six months ended June 30, 2013 and 2012 was $19,770 and $55,155, respectively.

Net cash provided by financing activities for the six months ended June 30, 2013 was $17,900 for contributed capital, compared to $57,600 for the six months ended June 30, 2012 for proceeds from long term debt and related party loans.

Liquidity and Capital Resources

Since our inception, we have financed our cash requirements from cash generated from the sale of common stock, revenues from our business and by unsecured loans from our president and our company consultants.  Effective December 20, 2012, Mr. Isaacs has advanced the company $29,600, which amount was forgiven and cancelled.

Our principal sources of liquidity as of June 30, 2013 consisted of $231 in cash. Since inception through to and including June 30, 2013, we raised $34,500 through a private placement of our common stock.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of June 30, 2013.

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

We did not issue any securities during the quarter ended June 30, 2013.

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

DATED:   July 31, 2013

CUMBERLAND HILLS LTD.

/s/ Joseph Isaacs
--------------------------------------------------

Joseph Isaacs,

CEO, President, Secretary/Treasurer, and Director

(Principal Executive Officer, Principal Financial Officer

and Principal Accounting Officer)