Form 10-Q
period 2013-09-30
American Heritage International Inc.
filed 2013-11-12
CIK 1545236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

☐

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _____________to______________

Commission File Number 333-181784

AMERICAN HERITAGE INTERNATIONAL INC.
(Exact name of small Business Issuer as specified in its charter)
Nevada	71-1052991
---------------------------------	------------------------------
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)
2087 Desert Prairie St.
Las Vegas, Nevada	89135
----------------------------------------	------------------------------
(Address of principal executive offices)	(Postal or Zip Code)
Issuer's telephone number, including area code:	(720) 557-9332
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

☐ Yes ☒ No

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

☐Yes ☒No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 99,000,000 shares of $0.001 par value common stock outstanding as of November 11, 2013.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012
F-2	Condensed Statements of Operations for the three months and nine months ended September 30, 2013 and 2012 and the period from January 19, 2010 (Inception) to September 30, 2013 (unaudited)
F-3	Condensed Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and the period from January 19, 2010 (Inception) to September 30, 2013 (unaudited)
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

American Heritage International Inc. (formerly Cumberland Hills Ltd.)

(A Development Stage Company)

Condensed Balance Sheets

	September 30, 2013 $ (Unaudited)	December 31, 2012 $

ASSETS
Current Assets
Cash	12,897	2,101
Prepaid expenses	20,000	-

Total Current Assets	32,897	2,101

Property and equipment (Note 1)	-	3,428

Other Assets
Intangible assets, net of accumulated amortization of $nil (Note 4)	30,500	-

Total Other Assets	30,500	-

Total assets	63,397	5,529

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued interest	10,536	2,262
Accounts payable - related party (Note 5)	-	23,200
Note payable (Note 6)	8,000	4,000
Notes payable – related party (Note 5)	57,400	-
Total Current Liabilities	75,936	29,462

Long-Term Liabilities
Long-term Debt (Note 6)	-	50,000
Total Long-term Liabilities	-	50,000

Total Liabilities	75,936	79,462

STOCKHOLDERS' DEFICIT

Preferred Stock, $0.001 par value, 20,000,000 shares authorized, 15,300 and nil shares issued and outstanding, respectively (Note 7)	25,000	-
Common Stock, $0.001 par value, 200,000,000 shares authorized, 99,000,000 and 145,500,000 shares issued and outstanding, respectively (Note 7)	99,000	145,500

Additional Paid-in Capital	97,698	(76,400)

Deficit Accumulated During the Development Stage	(234,237)	(143,033)

Total Stockholders' Deficit	(12,539)	(73,933)

Total Liabilities and Stockholders' Deficit	63,397	5,529

(See Notes to Financial Statements)

American Heritage International Inc. (formerly Cumberland Hills Ltd.)

(A Development Stage Company)

Condensed Statement of Operations

For the Three Months and Nine Months Ended September 30, 2013 and 2012

And the Period from January 19, 2010 (Date of Inception) to September 30, 2013

(Unaudited)

	For the Three Months ended September 30, 2013 $	For the Three Months ended September 30, 2012 $	For the Nine Months ended September 30, 2013 $	For the Nine Months ended September 30, 2012 $	Period from January 19, 2010 (date of Inception) to September 30, 2013 $

Revenue	-	-	-	-	-

Operating Expenses
Consulting	8,000	-	8,000	-	8,000
Office	1,917	-	4,639	-	4,639
Professional fees	20,171	-	34,161	-	34,161
Regulatory fees	4,589	-	8,199	-	8,199
Travel	7,155	-	7,155	-	7,155

Total Operating Expenses	41,832	-	62,154	-	62,154

Loss before Discontinued Operations	(41,832)	-	(62,154)	-	(62,154)
Discontinued Operations	(4,000)	(30,521)	(29,050)	(78,395)	(172,083)
Net Loss	(45,832)	(30,521)	(91,204)	(78,395)	(234,237)

Net Loss Per Share – Basic and Diluted	-	-	-	-	-

Weighted Average Shares Outstanding – Basic and Diluted	128,821,000	145,500,000	139,879,000	145,500,000

(See Notes to Financial Statements)

American Heritage International Inc. (formerly Cumberland Hills Ltd.)

(A Development Stage Company)

Condensed Statements of Cash Flows

For the Three Months and Nine months Ended September 30, 2013 and 2012

And the Period from January 19, 2010 (Date of Inception) to September 30, 2013

(Unaudited)

	Nine Months Ended September 30, 2013 $	Nine Months Ended September 30, 2012 $	From January 19, 2010 (Inception) to September 30, 2013 $
Operating Activities
Net loss	(91,204)	(78,395)	(234,237)
Less non-cash items:
Discontinued operations - depreciation	285	-	857
Changes in operating assets and liabilities:
Prepaid deposits	(20,000)	5,500	(20,000)
Increase in accounts payable	11,853	1,881	14,115
Increase in accounts payable – related party	28,000	(1,800)	51,200

Net Cash Used in Operating Activities	(71,066)	(72,814)	(188,065)

Investing Activities
Acquisition of intangible assets	(5,500)	-	(5,500)
Acquisition of equipment	-	(4,000)	(4,000)

Net Cash Used in Investing Activities	(5,500)	(4,000)	(9,500)

Financing Activities
Proceeds from note payable	12,192	54,000	16,192
Proceeds from long-term debt	-	-	50,000
Proceeds from note payable – related party	57,400	29,600	87,000
Repayment of note payable – related party	(130)	-	(130)
Proceeds from sale of common stock	-	-	34,500
Proceeds from contributed capital	17,900	-	22,900

Net Cash Provided by Financing Activities	87,362	83,600	210,462

Increase in Cash	10,796	6,786	12,897
Cash - Beginning of Period	2,101	1,870	-

Cash - End of Period	12,897	8,656	12,897

Non-cash Financing and Investing Activities:

Contributed capital	109,698	-	139,298
Acquisition of equipment for note payable	-	4,000	4,000
Acquisition of intangibles for preferred shares	25,000	-	25,000

Supplemental Disclosures:

Interest paid	-	-	-
Income taxes paid	-	-	-

American Heritage International Inc. (formerly Cumberland Hills Ltd.)

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

1.

Nature of Operations

On January 19, 2010 we were incorporated as Cumberland Hills Ltd. in the State of Nevada. On August 26, 2013, we changed our name to American Heritage International Inc. and increased our authorized common stock from 200,000,000 shares, par value $0.001, to 500,000,000 shares, par value $0.001; and authorize the issuance of up to 20,000,000 shares of Preferred Stock. Also On August 26, 2013we designated a class of Preferred Stock entitled Series “A” Convertible Preferred Stock, consisting of 15,300 shares, par value $0.001. Holders of Series “A” Convertible Preferred Stock will participate on an equal basis per-share with holders of our common stock in any distribution upon winding up, dissolution, or liquidation. Holders of Series “A” Preferred Stock may convert their shares into shares of our common stock on the basis of 10,000 shares of common stock for every 1 share of Series “A” Preferred Stock converted. Holders are further entitled to vote together with the holders of our common stock on all matters submitted to shareholders at a rate of 10,000 votes for each share held.

On August 28, 2013, we entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Sale Agreement”) with our prior officer and director and a non-affiliated investor. Pursuant to the Sale Agreement, we transferred all assets and business operations associated with our paper products business in exchange for assumption of all obligations associated with that business and the cancellation of $112,841 of debt owing to our prior officer and director and non-affiliated investor. Furthermore, our former officer and director agreed to return to treasury and cancel 46,500,000 shares held by him; and a shareholder agreed to forfeit the right to 4,000,000 common shares not yet issued but due to him. Also, our former officer and director agreed to transfer 36,000,000 common shares to our newly appointed officers/directors. These transactions resulted in a change of control of our Company. The cancellation of debt, net of property and equipment transferred, totalling $109,698, was recorded as additional paid-in capital. As a result of this agreement, we are no longer pursuing our paper products business.

Contemporaneously, on August 28, 2013, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with American Heritage LLC and its principals. Under the Purchase Agreement, we acquired certain intellectual property related to the electronic cigarette business in exchange for 15,300 shares of our newly created Series “A” Convertible Preferred Stock valued at $25,000 in total. We intend to take advantage of the rapid growth of the electronic cigarette industry and become one of the market leaders. We have taken delivery of our first order of electronic cigarettes and are in the process of fulfilling sales orders.

2.

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2012, as reported in the Form 10-K of the Company, have been omitted.

2.   Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. We regularly evaluate estimates and assumptions related to the useful life and recoverability of long-lived assets and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Long-Lived Assets

We account for our long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. We assess recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of September 30, 2013 we did not have any Long-Lived Assets that were impaired.

Revenue Recognition

Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

3.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have begun operations but have not generated revenue to date. These conditions give rise to doubt about our ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain additional financing and to generate profits and positive cash flow. We will require a cash injection of $1,000,000 over the next twelve months to purchase inventory and support accounts receivable as well as rapidly grow the business. We are currently offering a private placement of a minimum of 1,000,000 shares and a maximum of 4,000,000 shares of our common stock at a purchase price of $0.25 per share.

4.

Intangible Assets

On August 28, 2013, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with American Heritage LLC and its principals. Under the Purchase Agreement, we acquired certain intellectual property related to the electronic cigarette business in exchange for 15,300 shares of our Series “A” Convertible Preferred Stock. The intellectual property was valued at $25,000 in total. Intellectual property acquired was all design, branding, domains and website associated with the “American Heritage” brand of disposable electronic cigarettes.

5.

Related Party Debt and Transactions

We were charged management fees by our former officer/director of $4,000 per month on a month-to-month basis. Total management fees are $28,000 and $36,000 for the nine months ended September 30, 2013 and 2012, respectively. These fees were recorded as accounts payable – related party. Pursuant to the Sales Agreement accumulated fees owing of $51,070, net of $130 repaid, was cancelled and recorded as additional paid-in capital.

During the three months ended September 30, 2013 our current officers/directors loaned us $57,400 on an unsecured, non-interest bearing demand basis.

6.

Notes Payable

Two 5% promissory notes, totaling $50,000, and one 10% promissory note of $4,000 was payable to a non-affiliated investor. This non-affiliated investor also loaned $900 and paid expenses of $3,292 on behalf of our Company during the three months ended September 30, 2013 on a non-interest bearing unsecured basis. Pursuant to the Sales Agreement these loans plus interest less fair value of furniture transferred, totalling $58,628, was cancelled and recorded as additional paid-in capital.

We also received $8,000 pursuant to a non-interest bearing, short-term demand loan.

7.

Common Stock

In connection with our agreeing, on October 30, 2012, to issue 4,000,000 common shares to non-affiliated investorfor contributions through the completion of a listing with the OTC Bulletin Board that non-affiliated investor contributed $17,900 to us.

Effective March 21, 2013, we approved a forward stock split of our common shares on a two shares for one old share basis and to authorize 200,000,000 shares of common stock, $0.001 par value per share. There were 72,750,000 common shares before the split and there were 145,500,000 common shares after the split.The stock split is presented retroactively throughout the financial statements and footnotes.

On August 26, 2013, we changed our name to American Heritage International Inc. and increased our authorized common stock from 200,000,000 shares, par value $0.001 per share, to 500,000,000 shares, par value $0.001 per share; and authorize the issuance of up to 20,000,000 shares of Preferred Stock, par value $0.001 per share, which may be issued in one or more series.

On August 26, 2013we designated a class of preferred stock entitled Series “A” Convertible Preferred Stock, consisting of 15,300 shares, par value $0.001. Holders of Series “A” Convertible Preferred Stock will participate on an equal basis per-share with holders of our common stock in any distribution upon winding up, dissolution, or liquidation. Holders of Series “A” Preferred Stock may convert their shares into shares of our common stock on the basis of 10,000 shares of common stock for every 1 share of Series “A” Preferred Stock converted. Holders are further entitled to vote together with the holders of our common stock on all matters submitted to shareholders at a rate of 10,000 votes for each share held.

On August 28, 2013, as a condition of us entering into the Sales Agreement with our prior officer and director and non-affiliated investor, our former officer and director agreed to cancel 46,500,000 shares held by himand the non-affiliated investor agreed to forfeit the right to 4,000,000 common shares not yet issued but due to him.

8.

Subsequent Events

We have evaluated all subsequent events through the date these financial statements were issued and determined that there are no subsequent events to record or to disclose.

Item 2.

Management’s Discussion and Analysis or Plan of Operation

Caution about Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Prior Operations

We were engaged in the business of the acquisition and reselling of raw materials for paper recycling. We acquired books, cardboard and post-consumer paper and resold the raw materials to paper recycling companies.

On August 28, 2013, we entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Sale Agreement”) with our prior officer and director and a non-affiliated investor. Pursuant to the Sale Agreement, we transferred all assets and business operations associated with our paper products business in exchange for assumption of all obligations associated with that business and the cancellation of $112,841 of debt owing to our prior officer and director and non-affiliated investor.Furthermore, our former officer and director agreed to cancel 46,500,000 shares held by him and a shareholder agreed to forfeit the right to 4,000,000 common shares not yet issued but due to him, in our company. Also, our former officer and director agreed to transfer 36,000,000 of his common shares to our new officers/directors. This resulted in a change of control. The cancellation of debt, net of property and equipment transferred, totalling $109,698, was recorded as additional paid-in capital. As a result of this agreement, we are no longer pursuing our paper products business.

Acquisition of American Heritage

Overview

On August 26, 2013, we changed our name to American Heritage International Inc. and increased our authorized common stock from 200,000,000 shares, par value $0.001 per share, to 500,000,000 shares, par value $0.001 per share; and authorize the issuance of up to 20,000,000 shares of Preferred Stock, par value $0.001 per share, which may be issued in one or more series. On August 26, 2013we designated a class of preferred stock entitled Series “A” Convertible Preferred Stock, consisting of 15,300 shares, par value $0.001. Holders of Series “A” Convertible Preferred Stock will participate on an equal basis per-share with holders of our common stock in any distribution upon winding up, dissolution, or liquidation. Holders of Series “A” Preferred Stock may convert their shares into shares of our common stock on the basis of 10,000 shares of common stock for every 1 share of Series “A” Preferred Stock converted. Holders are further entitled to vote together with the holders of our common stock on all matters submitted to shareholders at a rate of 10,000 votes for each share held.

On August 28, 2013, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with American Heritage LLC and its principals. Under the Purchase Agreement, we acquired certain intellectual property related to the electronic cigarette business in exchange for 15,300 shares of our newly created Series “A” Convertible Preferred Stock valued at $25,000 in total. We intend to take advantage of the rapid growth of the electronic cigarette and become one of the leaders in the fast growth electronic cigarette industry. We have taken delivery of our first order of electronic cigarettes and are in the process of fulfilling sales orders. We are in the development stage.

We believe that we are positioned to capture a significant market share in the electronic cigarette market at a critical point in the industry’s growth. Our principals are seasoned executives with track records of success in developing emerging growth companies and bringing their products to market. They have significant experience in the space, the relationships necessary for success, and know the growth potential for this fast growing market.

Our Products

Over the past two and a half years American Heritage LLC had developed a premium electronic cigarette. Our product launch consists of four disposable products each of which will be available in a single pack (1) and a value pack (3).

The American Heritage Product Line:

•

Platinum -24MG-

•

Full Flavor Original -18MG-

•

Emerald Green Menthol -9MG-

•

Cobalt Blue -9MG-

Key Product Features and Competitive Advantages:

•

Authentic true to life flavor. All American Heritage products have the most genuine tobacco flavor on the market today.

•

With a soft filter the American Heritage E-cigarette brand is at the forefront in terms of realistic look and feel.

•

The primary ingredients are food grade quality and 100% produced in America for a safer and more enjoyable experience than the majority of its competitors can provide.

•

Utilizes the latest technology in the E-cigarette industry.

•

Brand scored over 90% favourability with focus groups and peer reviews when compared with direct competitors.

•

Manufacturing process is streamlined for rapid deployment and consistent supply chain fulfillment.

The product will have retail price of approximately $10.00 for the single pack (1) and $20.00 for the value pack (3). Product will ship in retail displays made convenient for retail countertops in convenience stores, gas stations, mall kiosks, airports, hotel and casino gift shops. The goal is for the initial customer purchase to be from an impulse location near the register. This strategy is similar to what was highly successful for 5 Hour Energy.

Manufacturing

Currently, there are seven primary manufacturers of Electronic Cigarettes in China, and as typical in Asia there will be more factories coming on line as the product category continues to grow. We are targeting as our manufacturer the current leader, with three factories in Shenzhen, a dedicated Research & Development team, full testing facilities, and a packaging plant. Their R&D team includes engineers and chemists capable and proven in the creation of new, high quality products.

We have long standing relationships with these manufacturers in China in connection with efforts made before coming aboard with our company. We believe that we have the skillset and network to establish strong ties as well as forge new relationships with new manufacturers as they come online in Asia and around the world.

Distribution and Sales

We believe there is exponential revenue growth potential for electronic cigarette companies that are able to penetrate mass retail distribution. The initial orders are sizable, but more importantly the continued servicing of the retail channel with refill units creates residual sales that compound. If we experience success with our SKU’s the retailer is predisposed to look for new product entries from us.

We will focus our sales efforts in this realm, and our relationships with high volume sales channels are an important aspect of our advantage. Long-term relationships with sales channels are critical in the sales process. By having the relationships in place, we should be able to get our products into the sales channels.

Business goals and milestones completed or advanced over the past few months:

▪

we have launched our corporate website and online shopping which is currently available to the public;

▪

we have completed our packaging design and final brand and have received our first purchase order of American Heritage brand of electronic cigarettes;

▪

we have established  and secured  a relationship with a major distribution company that can place the American Heritage brand of electronic cigarettes in over 25,000 retail locations;

▪

we are in the final stages of completing a North American wide marketing campaign which will focus on American Heritage's true to life flavour and realistic look, feel and taste; and

▪

we have secured our manufacturing supply chain for quick turn around and rapid fulfillment.

The following are our business goals and milestones within the next 12 months:

▪

to secure an additional $1,000,000 through a private equity offering at $0.25 per common share;

▪

to drive customer growth and revenue through the products’ aforementioned competitive advantages and mass retail distribution;

▪

to increase our product offering based on market intelligence and customer feedback; and

▪

to establish our presence in the marketplace as the leading provider of premium electronic cigarettes that are at the forefront in terms of realistic look, feel and taste.

Results of Operations

Results of Operations for the three months ended September 30, 2013

We had a net loss of $45,832 for the three months ended September 30, 2013 of which $4,000 was a result of discontinued operations and $41,832 from ongoing operations.

We did not generate any revenues from our former business or our ongoing business during the three months ended September 30, 2013. We expect to generate revenues during Q4 of 2013 and into 2014.

We incurred $41,832 in operating expenses for the three months ended September 30, 2013 consisting of: $8,000 of consulting fees; $20,171 in professional fees associated with our corporate actions, $7,155 in travel, $4,589 in regulatory fees and $1,917 for office supplies. We expect that our operating expenses will increase as we are able to raise capital and further our business operations.

Results of Operations for the nine months ended September 30, 2013

We had a net loss of $91,204 for the nine months ended September 30, 2013 of which $29,050 was a result of discontinued operations and $62,154 from ongoing operations.

We generated $3,902 of revenue from our former business and $nil from our ongoing business during the nine months ended September 30, 2013. We expect to generate revenues from our ongoing business during Q4 of 2013 and into 2014.

We incurred $62,154 in operating expenses for the nine months ended September 30, 2013 consisting of: $8,000 of consulting fees; $34,161 in professional fees associated with our corporate actions, $7,155 in travel, $8,199 in regulatory fees and $4639 for office supplies. We expect that our operating expenses will increase as we are able to raise capital and further our business operations.

Operating activities

During the nine months ended September 30, 2013 we used $71,066 in cash primarily attributable to funding the loss for the period of $91,204. We also prepaid for inventory of $20,000less add back for depreciation of $285, increase in accounts payable of $11,853 and an increase in accounts payable - related party of $28,000.

Investing activities

During the nine months ended September 30, 2013 we used $5,500 compared in investing activities attributable to the completion of our packaging design and completion of our corporate website.

Financing activities

During the nine months ended September 30, 2013 we raised $57,400 from our current officers/directors on an unsecured, non-interest bearing basis. These loans are due on demand.

A non-affiliated investor loaned $900 and paid expenses of $3,292 on our behalf. Another non-affiliated investor loaned $8,000 by way of expenses paid on our behalf.

Liquidity and Capital Resources

As at September 30, 2013 we have $12,897in cash and have prepaid $20,000 towards our inventory order which has been received. We have current liabilities of $75,936 including $65,400 of short-term loans and $10,536 of accounts payable for a working capital deficiency of $43,039.

Since our inception, we have financed our cash requirements from cash generated from the sale of common stock, revenues from our former business and by unsecured loans from our former and current officers and directors and unaffiliated investors.

Our continuation as a going concern is dependent upon our ability to obtain additional financing and to generate profits and positive cash flow. We anticipate that we will meet our ongoing cash requirements of approximately $1,000,000 through loans from our officers and equity. We will require a cash injection of $1,000,000 over the next twelve months to purchase inventory and support accounts receivable as well as rapidly grow our business. We are currently offering a private placement offering (the “Offering”) of a minimum of 1,000,000 units (each a “Unit”) and a maximum of 4,000,000 Units of common stock at a purchase price of $0.25 per Unit. Each Unit will contain one common shares and one common share purchase warrant to acquire a share at $0.40 for a period of one year. If we are not able to raise the full $1,000,000 for the operating plan as anticipated, we will scale our business development in line with available capital. Our primary priority will be to retain our reporting status with the SEC which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses. Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus on furthering our business of marketing and selling e-cigarettes. We will likely not expend funds on the remainder of our planned activities unless we have the required capital.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of September 30, 2013.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On August 26, 2013, we designated a class of preferred stock entitled Series “A” Convertible Preferred Stock, consisting of 15,300 shares, par value $0.001. On August 28, 2013, we entered into the Purchase Agreement with American Heritage LLC and its principals. Under the Purchase Agreement, we acquired certain intellectual property related to the electronic cigarette business in exchange for 15,300 shares of our newly created Series “A” Convertible Preferred Stock.

Holders of Series “A” Convertible Preferred Stock will participate on an equal basis per-share with holders of our common stock in any distribution upon winding up, dissolution, or liquidation. Holders of Series “A” Preferred Stock may convert their shares into shares of our common stock on the basis of 10,000 shares of common stock for every 1 share of Series “A” Preferred Stock converted. Holders are further entitled to vote together with the holders of our common stock on all matters submitted to shareholders at a rate of 10,000 votes for each share held.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The investor represented his intention to acquire the securities for investment only and not with a view towards distribution. The investor was given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit Description

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

DATED:   November 11, 2013

AMERICAN HERITAGE INTERNATIONAL INC.

/s/ Anthony Sarvucci

Anthony Sarvucci,

CEO, President, Secretary/Treasurer, and Director

(Principal Executive Officer, Principal Financial Officer

and Principal Accounting Officer)