Form 10-K
period 2013-12-31
American Heritage International Inc.
filed 2014-03-31
CIK 1545236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 000-55125

American Heritage International Inc.
(Exact name of registrant as specified in its charter)

Nevada	71-1052991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Tivoli Village, 410 South Rampart Blvd., Ste 390 Las Vegas, NV	89145
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 888-745-4338
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable

Securities registered under Section 12(g) of the Exchange Act:
Title of class
none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [x]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

As of the last business day of the second fiscal quarter, June 30, 2013, the aggregate market value of such common stock held by non-affiliates was approximately $4,410,000 using the closing price on that day of $0.07.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 99,866,250 as of March 31, 2014.

1

Documents Incorporated by Reference: None.

AMERICAN HERITAGE INTERNATIONAL INC.

ANNUAL REPORT ON FORM 10K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-K (“Report”) contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, the economy, events or developments that management expects or anticipates will or may occur in the future, including statements related to potential strategic transactions, distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, cash flows and financing, our ability to continue as a going concern, statements regarding future operating results and non-historical information, are forward-looking statements. In particular, the words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “can,” “plan,” “predict,” “could,” “future,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from historical results as well the results expressed in, anticipated or implied by these forward-looking statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In particular, our business, including our financial condition and results of operations may be impacted by a number of factors, including, but not limited to, the following:

•	Our ability to successfully execute on our 2014 operating plan;

•	Our ability to successfully launch our American Heritage™ brand of disposable electronic cigarettes;

•	Our ability to generate sufficient cash flow from operations to preserve our existing cash resources;

•	Our continued ability to use our cash and working capital resources to efficiently finance the rapid growth of our business including financing receivables from our customers/distributors;
•	Our continued ability to maintain brand image and quality;
•	Our ability to attract and retain key personnel, which would directly affect our efficiency and results of operations;
•	Our ability to protect our trademarks and trade secrets, which may prevent us from successfully marketing our products and competing effectively;
•	Litigation or legal proceedings, which could expose us to significant liabilities and damage to our reputation;
•	Our ability to compete successfully against much larger established companies currently operating in the electronic cigarette industry;
•	Our ability to comply with regulations to which our business is subject.

For a discussion of some of the factors that may affect our business, results and prospects, see “Item 1A. Risk Factors” Readers are also urged to carefully review and consider the various disclosures made by us in this Report and in our other reports we file with the Securities and Exchange Commission, including our periodic reports on Form 10-Q and current reports on Form 8-K, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

REFERENCES

As used in this annual report: (i) the terms “we”, “us”, “our”, “American Heritage” and the “Company” mean American Heritage International Inc.; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the United States Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

 PART I

ITEM 1. BUSINESS

Overview

On January 19, 2010 we were incorporated as Cumberland Hills Ltd. in the State of Nevada. On August 26, 2013, we changed our name to American Heritage International Inc., increased our authorized common stock from 200,000,000 shares, par value $0.001, to 500,000,000 shares, par value $0.001, and authorized the issuance of up to 20,000,000 shares of Preferred Stock. On August 26, 2013, we designated a class of Preferred Stock entitled Series “A” Convertible Preferred Stock, consisting of 15,300 shares, par value $0.001. Holders of Series “A” Convertible Preferred Stock will participate on an equal basis per-share with holders of our common stock in any distribution upon winding up, dissolution, or liquidation. Holders of Series “A” Preferred Stock may convert their shares into shares of our common stock on the basis of 10,000 shares of common stock for every 1 share of Series “A” Preferred Stock converted. Holders are further entitled to vote together with the holders of our common stock on all matters submitted to shareholders at a rate of 10,000 votes for each share held.

On August 28, 2013, we entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Sale Agreement”) with our prior officer and director and a non-affiliated investor. Pursuant to the Sale Agreement, we transferred all assets and business operations associated with our paper products business in exchange for assumption of all obligations associated with that business and the cancellation of $112,841 of debt owing to our prior officer and director and non-affiliated investor. Furthermore, our former officer and director agreed to return to treasury and cancel 46,500,000 shares held by him; and a shareholder agreed to forfeit the right to 4,000,000 common shares not yet issued but due to him. Also, our former officer and director agreed to transfer 36,000,000 common shares to our newly appointed officers/directors. These transactions resulted in a change of control of our company. The cancellation of debt, net of property and equipment transferred, totaling $109,698, was recorded as additional paid-in capital. As a result of this agreement, we are no longer pursuing our paper products business.

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

Business

Electronic Cigarettes

An electronic cigarette, or e-cigarette, was invented in 2003 by Chinese pharmacist Hon Lik, with the intent to provide a satisfying and safe alternative for the delivery of nicotine. This delivery is through the lungs via an atomized water and nicotine cartridge with a device that looks, feels, and tastes like a traditional tobacco cigarette. The device uses heat, or in some cases ultrasonic, to vaporize a propylene glycol- or glycerin-based liquid solution into an aerosol mist, similar to the way a nebulizer or humidifier vaporizes solutions for inhalation.

It provides the customer with an alternative to traditional cigarettes without the negative and health issues associated with the smoking of tobacco products. The product allows the smoker to smoke practically everywhere, while reducing the risks to the smoker’s health, and the people around them. Additionally, the electronic cigarette saves the smoker money, as it is a more cost effective alternative to tobacco products.

Since its introduction, the electronic cigarette technology has undergone numerous changes. Despite the upgrades, many companies in the industry still use older technologies. Original variants required the user to inject the liquid nicotine formula manually, while early self-contained cartridges leak. Currently there are now over seven manufacturers in China and over forty companies marketing variants of electronic cigarettes.

Most electronic cigarettes are designed to resemble actual tobacco smoking implements, such as cigarettes, cigars, or pipes, but many take other device forms, often used designs are those more practical to house the mechanisms involved. Many are also reusable, with replaceable and refillable parts, but some models are disposable. Some companies market the product as a smoking cessation device, but this can be controversial as it opens up legal issues in marketing. We prefer to market it for what it really is, an alternative to smoking tobacco based cigarettes.

Electronic cigarettes generally consist of three primary components: a cartridge, an atomizer, and a battery unit. Some designs implement a disposable integrated cartridge/atomizer component known as a cartomizer. Most reusable electronic cigarette models are manufactured according to some standard for their connections, making their components interchangeable.

The cartridge is a small, usually disposable, plastic container with openings on each end. It generally houses an absorbent, sponge-like material saturated with the liquid solution to be vaporized. The mouthpiece is constructed so that the vapor produced can flow past the solution container to reach the user's mouth. When the liquid in the cartridge has been depleted, the user can replace it with another pre-filled cartridge.

The atomizer is a heating element that serves to vaporize the solution so it can be inhaled. It contains a filament whose efficiency degrades over time due to a buildup of sediment, or "burns out" entirely, requiring replacement. This creates one of the primary recurring expenses associated with electronic cigarettes.

To deal with atomizer degradation and the associated expense, manufacturers introduced an integrated cartridge/atomizer component that is more cheaply produced, known as a cartomizer. They are generally sold in packages of five or more. When their heating elements degrade, they can be disposed of and replaced more cheaply than standalone atomizers.

Most electronic cigarettes are powered by a lithium-ion rechargeable battery. The housing for the battery and electronic circuitry is usually the largest component of an electronic cigarette. It is generally referred to simply as the battery. This unit may contain an electronic airflow sensor for automated operation, or a button for manual operation. A timed cut-off switch (to prevent overheating) and/or a colored LED may also be included here. To recharge their batteries, many different types of battery chargers – such as AC outlet, car, and USB – are usually available. Some manufacturers also offer a "Portable Charging Case," or "PCC", which contains a large rechargeable battery that is then used to charge a smaller battery within the individual electronic cigarette. Another power option is direct USB power, which is available for most electronic cigarette models. An USB-tethered module is attached to the cigarette in place of a battery, and must be plugged into a computer's USB port or a USB AC adapter in order to operate.

Liquids used to produce vapor in electronic cigarettes are also sold separately for use in refillable cartridges. Liquid is commonly known as "nicotine solution" when it contains the actual nicotine component.

Liquid solution consists of flavoring and/or nicotine dissolved in one or several hygroscopic components, which turns the water in the solution into the smoke-like vapor when heated. The most commonly used hygroscopic components are propylene glycol, vegetable glycerin or polyethylene glycol 400, usually referred to as PG, VG and PEG 400, respectively. All three are common food additives and used in a variety of pharmaceutical formulations. Since concerns have been raised by various opponent groups regarding the safety of inhaling these substances, it has been pointed out by proponents that PG has been used as an additive in asthma inhalers and nebulizers since the 1950s, with no serious adverse side effects, and because of its water-retaining properties, is the compound of choice for delivering atomized medication. The U.S. Food and Drug Administration (FDA) include propylene glycol on its list of substances Generally Recognized as Safe (GRAS), and it meets the requirements of acceptable compounds within Title 21 of the Code of Federal Regulations. We intend to avoid the controversies of propylene glycol by using vegetable glycerin.

Liquid solutions containing nicotine are available in differing nicotine concentrations to suit user preferences. Concentrations range from zero nicotine to high nicotine (24mg). Nicotine is an alkaloid found in the nightshade family of plants that constitutes approximately 0.6–3.0% of the dry weight of tobacco, with biosynthesis taking place in the roots and accumulation occurring in the leaves. According to the American Heart Association, nicotine addiction has historically been one of the hardest addictions to break, while the pharmacological and behavioral characteristics that determine tobacco addiction are similar to those determining addiction to heroin and cocaine. Nicotine content in cigarettes has slowly increased over the years, and one study found that there was an average increase of 1.6% per year between the years of 1998 and 2005. This was found for all major market categories of cigarettes.

Our Products

Our premium disposable electronic cigarettes are sold under the brand “American Heritage™” “America’s Original E-Cig™” in four varieties: Platinum (24mg), Full Flavour Red (18mg), Cobalt Blue (9mg), and Emerald Menthol (9mg). They are sold in single packs or variety packs containing three sticks. With a soft filter we feel we are at the forefront in terms of realistic look and feel. American Heritage™ utilizes the most current technology in the industry and uses food grade quality E-Juice produced in the United States . We believe that our premium disposable electronic cigarettes will be the most effective, best tasting, highest quality, and easiest to use e-cigarettes in the marketplace. Marketed solely as an alternative to traditional tobacco cigarettes, we intend that our products will be supported and used by entertainers and athletes, and be an in demand product.

Our premium electronic cigarette and its components work in conjunction as follows: user draws on the Electronic Cigarette, a sensor detects inhalation, a microprocessor activates, igniting the lithium ion battery, the battery charges the heater, the heater vaporizes the liquid nicotine held in vegetable glycerin, simultaneously the LED lights up and the user get the smoking experience.

Each disposable electronic cigarette will be good for about 350 draws or puffs, and the battery will last approximately 300 charges.

Our products contain only 4 ingredients versus the more than 4,000 ingredients and chemicals in cigarettes.  Our products are free of tar and other chemical substances which are produced in traditional cigarettes. Our products are non-flammable (products do contain a lithium battery which carries certain risks if ignited) and our products lack the second-hand smoke that accompanies traditional cigarettes. There is no danger of second hand smoke and it is reusable (rechargeable by an electric outlet or car charger) so there is no problem with disposing of cigarette buds or ashes. The United States Food and Drug Administration (“FDA”) has not fully studied the possible health effects of e-cigarette products. Although certain cities, businesses and providers of transportation have banned the use of e-cigarettes, we believe we provide consumers an opportunity to smoke in additional places without the social stigmas increasingly associated with traditional cigarettes.

We plan to further develop our brand and increase sales by adding additional products on a regular basis. As a general rule with mass retail distribution, the more available SKU’s (SKU refers to a Stock Keeping Unit, a unique identifier for each distinct product that can be purchased) that the retailer or distributor can carry from a particular company, the more appealing it is to increase business with the company.

Most smokers enjoy the substantial and emotional feeling of smoking. Research reveals that the hand-to-mouth behavior associated with smoking is habitual and very difficult to break, one reason why smoking cessation gums or patches have only limited effectiveness. We provide smokers an experience similar to smoking a traditional cigarette without the fire, flame, tobacco, tar, carbon monoxide, ash, stub or smell found in real cigarettes.

Operations

Electronic cigarettes are a relatively new category that has only started to gain consumer traction in the past three years. The category is comprised of 1st/2nd generation products, with only minor evolutions in product functionality and cosmetics since inception to become “more real cigarette like” in taste, feel, and appearance. The products are expected to evolve annually, and we believe will continue to improve in functionality over time. The existing products in their existing forms will likely have another 1-2 years before further evolution is required. All major suppliers source virtually all of their components from China, with a few suppliers sourcing flavoring systems in the United States. There are multiple sources for production of electronic cigarettes in the People’s Republic of China, with most major competitors sourcing from 2-3 major factories, the same ones utilized by us. Warehousing and transportation is performed and/or organized either by the producers, or set up independently. Payments to manufacturers are typically 100% upfront with few brand owners enjoying terms of any kind. We have negotiated terms of 50% down at time of purchase order with remainder due upon production completion.  FEDEX, DHL, container shipping, and other major global shippers and freight forwarders are all involved in the supply chain.

Manufacturing

We currently do not have any written agreements in place to manufacture our products. We believe that it is important, however, to maintain multiple sources, as to not create a complete dependence on one source, and we intend to open relationships with the manufacturers that can create the high quality products we demand.

Currently, there are seven primary manufacturers of Electronic Cigarettes in China, and as typical in Asia there will be more factories coming on line as the product category continues to grow. Our manufacturer is the current leader in the manufacture of disposable premium electronic cigarettes, with three factories in Shenzhen, a dedicated R&D team, full testing facilities, and a packaging plant. Their R&D team includes engineers and chemists capable and proven in the creation of new, high quality products. We will source the same product from another supplier to ensure redundancy of supply. The scale of our supplier is such that there is very little risk of product shortage. Product quality is an issue with many of the smaller suppliers in the industry. We have installed quality control procedures, testing and control mechanisms, and as a result, we have enjoyed essentially uninterrupted high quality supply.

Our Market

The electronic cigarette market is a fast growth industry with significant sales opportunities. The industry is appealing from a business standpoint as it boasts strong profit margins, repeatable purchases on a regular basis, and rapid growth potential as more people are made aware of the product. Current advances in technology and quality of product have greatly accelerated the product category, and as it continues to garner mainstream recognition the electronic cigarette market will continue to expand exponentially. The market is unique, in that it is created by the vast and expanding demographic of tobacco cigarette market, of which its users inevitably look for an alternative to smoking tobacco cigarettes.

Electronic cigarettes have now been on the worldwide market for over seven years and in the United States market for about four years. Initially a novelty product with minimal sales, in 2010, the electronic cigarette market was over $100 million in sales. The electronic cigarette doubled in sales in 2011 to be a $200 million annual industry. As electronic cigarettes find their way into mass retail, industry experts estimate that the market is worth nearly $2 billion; although that is just a fraction of the $91 billion-a-year tobacco industry in the United States. Analysts at Wells Fargo recently estimated that e-cigarettes could replace regular cigarettes within the next decade.

Electronic cigarettes were historically an online business and sold in specialty retail. Over the past few years, the business has expanded to traditional retail and is now one of the fastest growing segments in the convenience, gas, and drug channels, with distribution in over 100,000 outlets in the United States. According to the Tobacco Vapor Electronic Cigarette Association, the United States is the largest market at over $1 billion in revenue, doubling every year, comprising approximately 60% of global demand. The United States traditional cigarette market is estimated at just over $91 billion annually, coming from 60 million smokers. According to the national health review, approximately 20 million of these consumers try to quit every year, creating further growth impetus for the electronic cigarette category.

The United Kingdom is also a large market followed by various developed markets in Western Europe. However, there is no guarantee that the global or US markets will continue to grow in the future as anticipated. Most developed markets world-wide are undeveloped, with South America, Russia, China, and South East Asia holding great promise given the size of the smoking population. We believe that the vast majority of electronic cigarette users are people trying to switch from regular cigarettes. The total cigarette market is $720 billion annually coming from 1.3 billion smokers and 6 trillion cigarettes sold. One of the leading industry analysts predict that electronic cigarettes will eclipse the size of the regular tobacco market within the next ten years, reaching over $350 billion in size. Over the next ten years, the industry for tobacco cigarettes is expected to increase to over 1.7 billion smokers worldwide, creating a $900 billion market. Phillip Morris alone sold over 235 billion cigarettes for a profit of $3.3 billion in 2009.

Distribution methods of the products or services

Our market approach in United States retail is via brokers and distributors as a way to scale our resources. We believe there is exponential revenue growth potential for electronic cigarette companies that are able to penetrate mass retail distribution. The initial orders are sizable, but more importantly the continued servicing of the retail channel with refill units creates residual sales that compound. If we experience success with our SKUs the retailer is predisposed to look for new product entries from us.

Primary sales channels will focus on the following distribution channels: grocery and convenience stores, gasoline services stations, mass retailers, tobacco distributors, warehouse clubs, hotel and casino operations and travel industry distribution groups. To support primary sales channels and generate market acceptance, direct to consumer channels will be pursued through Internet sales, direct marketing to consumers, direct marketing to individually owned retail locations and multi-level marketing. We plan to employ a force of independent brokers who will call on independent retailers to drive additional sales.

Our business operates an online direct to consumer business and a United States retail business. All our products are available for sale on our ecommerce website at www.americanheritageonline.com. The online business is comprised of consumers that direct buy via our ecommerce site. Our United States retail business was recently added, and our products have experienced increased same store sales on a monthly basis, and continued distribution growth to new outlets. Our first major distributor is Mr. Checkout which is a network of over 1,000 food and beverage distributors providing direct-store-delivery to independent grocers & convenience stores in the US through a network of convenience store distributors, wagon jobbers (small distributors), merchandisers and wholesale-to-distributor warehouse companies. Our premium brand of disposable electronic cigarettes is now on the shelves of over 400 stores. Through these distributions, we have expanded our footprint in California, Florida, Texas, and New Mexico while entering new markets in New York and Oklahoma.

We will focus our sales efforts in this realm, and our relationships with high volume sales channels are an important aspect of our advantage. Long-term relationships with sales channels are critical in the sales process. By having the relationships in place, we should be able to get our products into the sales channels.

International business also represents growth potential as we enter into distribution agreements with established partners in major markets and explore alliances with major tobacco partners in key markets.

Marketing

We have just begun our active marketing having received our first shipment in December of 2013. We have a leadership team with extensive experience in the electronic cigarette industry and in brand building. We also have extensive search engine optimization expertise, now that product has arrived on the shelves of major retail stores we have begun to roll out a much more extensive online marketing campaign and looking to become one of the highest ranked sites online in electronic cigarettes. In addition to online marketing, we have made important investments in point of sale marketing material, including permanent racks that enable impactful displays to consumers and permanent premium product placements.  After superior packaging, point of sale marketing has the highest return on investment of any marketing activity.

We have recently launched our “Spirit of America” marketing campaign, and have sponsored Bauman Racing in the biggest off-road race in the United States; the General Tire Mint 400.

Competition

The Internet marketplace for electronic cigarettes is very competitive with many brands being offered. Blu and Njoy are examples of the major competitive brands which use the Internet and search engines such as Google placement and Google Keywords to web search page placement. All electronic cigarettes work in the same way. Consequently, competition is based on availability, brand development and recognition and price. The competitive environment in the electronic cigarette marketplace currently includes over forty small companies marketing electronic cigarettes. As the industry begins to gain mainstream market acceptance, we anticipate larger players will enter the industry.

Direct Competition

The largest direct competitors in the electronic cigarette market are:

•	NJoy E-Cigarette
•	V2Cigs
•	Maya
•	Smoke Stick
•	Vapor Zone
•	Victory
•	Blu Cig

We believe that some of these competitors are undercapitalized and lack the resources to successfully find funding in a timely and cost effective manner. Additionally, we believe that some of these competitors are missing a critical component to success, whether it is lack of capital or management experience, or they lack a premium disposable electronic cigarette brand offering.

Sales efforts for these companies have been focused on selling their products over the Internet as their main distribution point. Approximately 70% of the industry sales are executed over the Internet and fail to support the customers after the sale has completed. As a result, their resources are directed to the aspects of online sales; writing blogs, SEO/SEM strategies, electronic reputation, and the like. Recently a couple of companies have successfully penetrated the mass retail sector. We believe that the timing for American Heritage™ to enter the marketplace is optimum.

Indirect Competition

Indirect competition comes directly from the tobacco cigarette industry. More than competition, it is the basis and foundation of the electronic cigarette industry. It is a reasonable assumption, and more of an expectation, that an industry leader such as Phillip Morris or RJ Reynolds will eventually enter the electronic cigarette industry. We have seen no indication that this is on the immediate horizon, and we believe that they are waiting until the industry matures. We believe that the tobacco conglomerates will enter the electronic cigarette market sometime in the next five years, and that entrance by acquisition will certainly be part of the strategy.

Additional indirect competitors include nicotine delivery systems that are already on the market, such as gums and patches. These are sold more as smoking cessation products versus smoking alternatives.

Competitive Edge

We believe that our timing of entry into the electronic cigarette marketplace is optimum. Existing competitors have incurred significant marketing costs simply to help generate product awareness, and have yet to generate brand awareness or loyalty. We can enter the marketplace with a focus on branding, and build off of the product awareness campaigns our competitors have engaged in.

Additionally, many of the competitors are burdened with a business model and inventory centered on older technologies. We expect to introduce the latest and most efficient of electronic cigarette technology, and will be the format that finds mainstream market adoption and success. Designed to address the deficiencies in pre-existing products, our products are not expected to leak, as each cartridge has a built-in atomizer. Nicotine is self-contained in the cartridge, whereas other products require the consumer to inject the liquid through an additional bottle. Nicotine amounts are already pre-measured and the product always stays fresh. Most of the competition also uses propylene glycol as an active ingredient, which is the primary ingredient that has been a barrier to mainstream acceptance. Our products use all natural vegetable glycerin, which is a critical competitive edge.

Key Competitive Strengths

•	Our products incorporate the most current electronic cigarette technology;
•	Our product technology platform will be the mainstream preferred and accepted;
•	We use all-natural vegetable glycerin;
•	Our cumulative experience and network;
•	Our pre-existing, long-term working relationships with mass retail distribution;
•	Our experience in all aspects of product manufacture, marketing, and distribution;
•	Our ability to find cost effective marketing and branding support from the sports and entertainment industries; and
•	Our access to highly discounted traditional and electronic media outlets.

Intellectual Property

We currently use the following trademarks: American Heritage™ and America’s Original E-Cig™ in marketing our products.

Government Regulation

Based on the December 2010 U.S. Court of Appeals for the D.C. Circuit’s decision in Sottera, Inc. v. Food & Drug Administration, 627 F.3d 891 (D.C. Cir. 2010), the United States Food and Drug Administration (the “FDA”) is permitted to regulate electronic cigarettes as “tobacco products” under the Family Smoking Prevention and Tobacco Control Act of 2009 (the “Tobacco Control Act”).

Under this Court decision, the FDA is not permitted to regulate electronic cigarettes as “drugs” or “devices” or a “combination product” under the Federal Food, Drug and Cosmetic Act unless they are marketed for therapeutic purposes.

Because we do not intend to market our electronic cigarettes for therapeutic purposes, our electronic cigarettes are subject to being classified as “tobacco products” under the Tobacco Control Act. The Tobacco Control Act grants the FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products, although the FDA is prohibited from issuing regulations banning all cigarettes or all smokeless tobacco products, or requiring the reduction of nicotine yields of a tobacco product to zero.

The Tobacco Control Act also requires establishment, within the FDA’s new Center for Tobacco Products, of a Tobacco Products Scientific Advisory Committee to provide advice, information and recommendations with respect to the safety, dependence or health issues related to tobacco products.

The Tobacco Control Act imposes significant new restrictions on the advertising and promotion of tobacco products. For example, the law requires the FDA to finalize certain portions of regulations previously adopted by the FDA in 1996 (which were struck down by the Supreme Court in 2000 as beyond the FDA’s authority). As written, these regulations would significantly limit the ability of manufacturers, distributors and retailers to advertise and promote tobacco products, by, for example, restricting the use of color, graphics and sound effects in advertising, limiting the use of outdoor advertising, restricting the sale and distribution of non-tobacco items and services, gifts, and sponsorship of events and imposing restrictions on the use for cigarette or smokeless tobacco products of trade or brand names that are used for non-tobacco products. The law also requires the FDA to issue future regulations regarding the promotion and marketing of tobacco products sold or distributed over the internet, by mail order or through other non-face-to-face transactions in order to prevent the sale of tobacco products to minors.

It is likely that the Tobacco Control Act could result in a decrease in tobacco product sales in the United States, including sales of our electronic cigarettes.

While the FDA has not yet mandated electronic cigarettes be regulated as tobacco products, during 2012, the FDA indicated that it intends to regulate electronic cigarettes under the Tobacco Control Act through the issuance of deeming regulations that would include electronic cigarettes under the definition of a “tobacco product” under the Tobacco Control Act subject to the FDA’s jurisdiction. The FDA has announced that it will issue proposed deeming regulations by April 2013. As of the date of this report, the FDA had not taken such action.

The application of the Tobacco Control Act to electronic cigarettes could impose, among other things, restrictions on the content of nicotine in electronic cigarettes, the advertising, marketing and sale of electronic cigarettes, the use of certain flavorings and the introduction of new products. We cannot predict the scope of such regulations or the impact they may have on our company specifically or the electronic cigarette industry generally, though if enacted, they could have a material adverse effect on our business, results of operations and financial condition.

In this regard, total compliance and related costs are not possible to predict and depend substantially on the future requirements imposed by the FDA under the Tobacco Control Act. Costs, however, could be substantial and could have a material adverse effect on our business, results of operations and financial condition. In addition, failure to comply with the Tobacco Control Act and with FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on our business, financial condition and results of operations and ability to market and sell our products. At present, we are not able to predict whether the Tobacco Control Act will impact us to a greater degree than competitors in the industry, thus affecting our competitive position.

State and local governments currently legislate and regulate tobacco products, including what is considered a tobacco product, how tobacco taxes are calculated and collected, to whom and by whom tobacco products can be sold and where tobacco products may or may not be smoked. Certain municipalities have enacted local ordinances which preclude the use of electronic cigarettes where traditional tobacco burning cigarettes cannot be used and certain states have proposed legislation that would categorize electronic cigarettes as tobacco products, equivalent to their tobacco burning counterparts. If these bills become laws, electronic cigarettes may lose their appeal as an alternative to cigarettes; which may have the effect of reducing the demand for our products and as a result have a material adverse effect on our business, results of operations and financial condition.

As a result of FDA import alert 66-41 (which allows the detention of unapproved drugs promoted in the U.S.), U.S. Customs has from time to time temporarily and in some instances indefinitely detained products sent by Chinese suppliers. If the FDA modifies the import alert from its current form which allows U.S. Customs discretion to release our products to us, to a mandatory and definitive hold we will no longer be able to ensure a supply of saleable product, which will have a material adverse effect on our business, results of operations and financial condition. However, we believe this FDA import alert will become less relevant to us as and when the FDA regulates electronic cigarettes under the Tobacco Control Act.

At present, neither the Prevent All Cigarette Trafficking Act (which prohibits the use of the U.S. Postal Service to mail most tobacco products and which amends the Jenkins Act, which would require individuals and businesses that make interstate sales of cigarettes or smokeless tobacco to comply with state tax laws) nor the Federal Cigarette Labeling and Advertising Act (which governs how cigarettes can be advertised and marketed) apply to electronic cigarettes. The application of either or both of these federal laws to electronic cigarettes would have a material adverse effect on our business, results of operations and financial condition.

Tobacco industry expects significant regulatory developments to take place over the next few years, driven principally by the World Health Organization’s Framework Convention on Tobacco Control (“FCTC”). The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. Regulatory initiatives that have been proposed, introduced or enacted include:

•	the levying of substantial and increasing tax and duty charges;
•	restrictions or bans on advertising, marketing and sponsorship;
•	the display of larger health warnings, graphic health warnings and other labeling requirements;
•	restrictions on packaging design, including the use of colors and generic packaging;
•	restrictions or bans on the display of tobacco product packaging at the point of sale, and restrictions or bans on cigarette vending machines;
•	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents levels;
•	requirements regarding testing, disclosure and use of tobacco product ingredients;
•	increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;
•	elimination of duty free allowances for travelers; and
•	encouraging litigation against tobacco companies.

If electronic cigarettes are subject to one or more significant regulatory initiates enacted under the FCTC, our business, results of operations and financial condition could be materially and adversely affected.

Number of total employees and number of full-time employees.

We currently employ up to 5 full-time staff across all functions of finance, supply chain, legal, sales, marketing, and customer service, all of whom work in North America. None of our staff are currently covered by a collective bargaining agreement. We have had no labor-related work stoppages and we believe our relations with our staff are excellent.

Seasonality of Business

There is no seasonality in the business or major fluctuations in monthly demand.

Subsidiaries

We currently do not have any subsidiaries.

Executive Offices and Registered Agent

We maintain offices, having an area of approximately 500 square feet, at Tivoli Village, 410 South Rampart, Suite 390, Las Vegas, NV 89140, which we lease for $400 per month. The lease is on a one year contract with no long-term or other commitments or contracts. We believe our offices are suitable and adequate to operate our business from at this time as they hold our inventory and provide us with sufficient space to conduct our operations. We fully utilize our current premises.  At the same time, we are always looking for more efficient solutions and stronger infrastructures to support our operations.  We are currently exploring new integrated inventory, accounting, and operations ERP solutions to enable a stronger platform on which to rapidly scale the business.

Our registered transfer agent is Empire Stock Transfer Inc. located at 1859 Whitney Mesa Drive, Henderson, NV 89014.  Their telephone and fax numbers are:  Tel: 702-818-5898, Fax: 702-974-1444.

Item 1B. RISK FACTORS

Much of the information included in this report includes or is based upon estimates, projections or other forward-looking statements. Forward-looking statements are statements that relate to future events or future financial performance.  In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “should”, “intend”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “project”, “predict”, “potential”, or “continue” or the negative of these terms or other comparable terminology.  Such forward-looking statements include any projections and estimates made by our management in connection with our business operations. These statements speak only as of the date of this overview.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other forward-looking statements involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other forward-looking statements.

The material assumptions supporting our forward-looking statements include, among other things: (1) our ability to obtain any necessary financing on acceptable terms; (2) timing and amount of capital expenditures; (3) timely receipt of regulatory and exchange approvals; (4) our management team’s ability to implement its business plan; (5) consumer’s willingness to switch to electronic cigarettes; (6) effects of government regulation, including no changes to the regulations, freedom to commercialize our business or tax structure regarding electronic cigarettes; and (7) general economic and financial market conditions.

Risks Related to Our Business

If we do not obtain additional financing, our business plans will be delayed and we may not achieve profitable operations.

We expect that we will not be able to continue operations without obtaining additional funding or beginning to generate revenue. Accordingly, we anticipate that funding will be needed for inventory and accounts receivable, general administrative expenses, business development, marketing costs and support materials.

We do not currently have any arrangements for financing and our obtaining additional financing will be subject to a number of factors, including general market conditions, investor acceptance of our plan of operations and initial results from our business operations. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us. Failure to raise additional financing will cause us to go out of business. If this happens, you could lose all or part of your investment.

If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

If we are unable to successfully develop and market our products or our products do not perform as expected, our business and financial condition will be adversely affected.

With the release of any new product, we are subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in commercial implementation, and failure of products to perform as expected. In order to introduce and market new or enhanced products successfully with minimal disruption in customer purchasing patterns, we must manage the transition from existing products in the market. There can be no assurance that we will be successful in developing and marketing, on a timely basis, product enhancements or products that respond to technological advances by others, that our new products will adequately address the changing needs of the market or that we will successfully manage product transitions. Further, failure to generate sufficient cash from operations or financing activities to develop or obtain improved products and technologies could have a material adverse effect on our results of operations and financial condition.

We cannot offer any assurance as to our future financial results. You may lose your entire investment.

Even if we generate future revenues sufficient to expand operations, increased infrastructure costs and cost of goods sold and marketing expenses could impair or prevent us from generating profitable returns.  We recognize that if we are unable to generate significant revenues from our business development, we will not be able to earn profits or potentially continue operations. There is limited history upon which to base any assumption as to the likelihood that we will continue to be successful, and we may not be able to generate significant revenues or ever achieve higher levels of profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

Electronic cigarettes may become subject to regulation by the FDA.

The FDA did not appeal the decision of the U.S. Court of Appeals for the D.C. Circuit in Sottera, Inc. v. Food & Drug Administration (2010) which held that e-cigarettes and other nicotine-containing products are not drugs or devices unless they are marketed for therapeutic purposes.  The Court held further that electronic cigarettes and other nicotine-containing products can be regulated as “tobacco products” under the Food, Drug and Cosmetic Act. Consequently, the FDA may choose to develop regulations governing the manufacture, marketing and sale of e-cigarettes.

Potential FDA regulations, or significant costs to comply with potential FDA regulations could have a materially adverse effect on our company’s operations and profitability. Recent reports suggest that the FDA may issue proposed regulations as early as October 2013. Failure to comply with FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on our business, financial condition and results of operations and ability to market and sell our products.

On August 23, 2013, the Wall Street Journal reported that the FDA is considering a ban on online sales of electronic cigarettes, although the FDA clarified that any such intention would be part of the agency’s rule making procedures. If the FDA implements such a ban, our financial results would be materially adversely affected, as approximately 50% of our revenue is derived from online sales.

We will rely on a third-party for hosting and maintenance of our website.  Any mismanagement or service interruptions could significantly harm our business.

Our website is hosted and maintained by a third party hosting service.  Any mismanagement, service interruptions, or damage to the data of our company or our customers, could result in the loss of customers, or other harm to our business.

New product faces intense media attention and public pressure.

Our product is new to the marketplace and since its introduction certain members of the media, politicians, government regulators and advocate groups, including independent doctors have called for an outright ban of all electronic cigarettes, pending regulatory review and a demonstration of safety. A ban of this type would likely have the effect of terminating our United States’ sales and marketing efforts of certain products which we may currently market or have plans to market in the future. Such a ban would also likely cause public confusion as to which products are the subject of the ban and which are not and would have a material adverse effect on our business, financial condition and performance.

The market for our products is uncertain and is still evolving.

Electronic cigarettes, having recently been introduced to market, are at an early stage of development and are evolving rapidly and are characterized by an increasing number of market entrants. Our future revenues and any future profits are substantially dependent upon the widespread acceptance and use of electronic cigarettes. Rapid growth in the use of and interest in, electronic cigarettes is a recent phenomenon, and may not continue on a lasting basis. The demand and market acceptance for these products is subject to a high level of uncertainty.

We market a single class of products, which may be subject to certain government regulations, whose approval we may or may not be able to achieve.

Electronic cigarettes are new to the marketplace and may be subject to regulation as a drug, a medical device, a drug and medical device and or as a tobacco product. Most electronic cigarettes are sold as a means of delivering nicotine to the body. The FDA is the regulatory agency which oversees drugs, medical devices and tobacco; however at present it is unclear which, if any regulatory process is required to market, and sell electronic cigarettes. To date the FDA has not established a definitive policy regulating “electronic cigarettes” but is reviewing cases on a case by case basis. We intend to use reasonable efforts to file for the appropriate approvals to allow us to sell our product in the United States, however we have no indication that at present we will be able to afford to pursue regulatory approval and that if we are able to pursue said approval we have no assurances that the outcome of said approval process will result in our products being approved by the FDA. Moreover, if the FDA establishes a regulatory process that we are unable or unwilling to comply with our business, results of operations, financial condition and prospects would be adversely affected.

The anticipated costs of complying with future FDA regulations will be dependent on the rules issued by the FDA.  Since our products are manufactured by third parties, we anticipate that they will bear the initial investment of approval and will pass those costs to us through price increases. If we need seek FDA approval, then based on several factors including either pre-market approval or 510K application, we estimate an application could take between 6 to 24 months with a cost of $100,000 to $2 million. If the device is deemed a drug and a device, we anticipate that the time and costs to comply with FDA regulations would be prohibitive to the future operations of our company and may have a material adverse effect on our business, results of operations and financial condition. In addition, failure to comply with FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on our business, financial condition and results of operations and ability to market and sell our products. (See section “Government Regulation.”)

Our products contain nicotine which is considered to be a highly addictive substance.

Our products contain nicotine, a chemical found in cigarettes and other tobacco products which is considered to be highly addictive. The Family Smoking Prevention and Tobacco Control Act, empowers the FDA to regulate the amount of nicotine found in tobacco products, but may not require the reduction of nicotine yields of a tobacco product to zero. Any FDA regulation may require us to reformulate, recall and or discontinue certain of the products we may sell from time to time, which may have a material adverse effect on our ability to market our products and have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects.

We may not successfully commercialize our disposable electronic cigarettes.

We began marketing our electronic cigarettes in January of 2014. We derive revenues through: distributor sales, selling to wholesalers, direct to retail distribution and through direct sales to customers over the Internet. Our success depends on our ability to continue to serve our existing customers and by attracting new customers. Moreover, our ability to expand and commercialize our products outside of the United States is critical to our business success. Our inability to continue to generate revenues through our sales channels both in the United States and abroad would have a material adverse effect on our business, prospects, financial condition and results of operations.

If our products do not achieve market acceptance, we may not have sufficient financial resources to fund our operations or further development.

There can be no assurance that our products will prove to be an attractive alternative to conventional or competitive products in the markets that we have identified for exploitation. In the event that a viable market for our product cannot be created as envisaged by our business strategy or our product does not achieve market acceptance, we may need to commit greater resources than are currently available to develop a commercially viable and competitive product. There can be no assurance that we would have sufficient financial resources to fund such development or that such development would be successful. In addition, if our product does not generate sufficient revenues, or we are unable to raise additional capital, we may be unable to fund our operations. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. There can be no assurance that, when required, sufficient funds will be available to us on satisfactory terms.

Our success is dependent upon our marketing efforts.

If we are unable to generate significant market awareness for our products and our brands our operations may not generate sufficient revenues for us to execute our business plan, generate revenues and achieve profitable operations.

We rely, in part, on the efforts of our independent sales distributors and outside broker/dealer network to augment our internal sales efforts and distribute our product to wholesalers and or retailers to generate revenues. No single distributor currently accounts for a material percentage of our revenues and we believe that should any of these relationships terminate we would be able to find suitable replacements, however any change in distributors or our ability to timely replace any given distributor would have a material adverse effect on our business, prospects, financial condition and results of operations.

Our commercial success depends significantly on our ability to develop and commercialize our products without infringing the intellectual property rights of third parties.

Our commercial success will depend, in part, on operating our business without infringing the patents or proprietary rights of third parties. Third parties that believe we are infringing on their rights could bring actions against us claiming damages and seeking to enjoin the development, marketing and distribution of our products. If we become involved in any litigation, it could consume a substantial portion of our resources, regardless of the outcome of the litigation. If any of these actions are successful, we could be required to pay damages and/or to obtain a license to continue to develop or market our products, in which case we may be required to pay substantial royalties. However, any such license may not be available on terms acceptable to us or at all. Ultimately, we could be prevented from commercializing a product or forced to cease some aspect of our business operations as a result of patent infringement claims, which would harm our business.

Ruyan, a Chinese company, has made certain public claims as to their ownership of a Chinese patent relating to an “Atomizing Electronic Cigarette.” We currently purchase our products from Chinese manufacturers other than Ruyan. Should Ruyan’s patent be valid and enforceable and cover the devices we purchase from our suppliers, we may be forced to pay more for our products or we may be cut-off from our supply. Although our current suppliers have validated that our products do not infringe on Ruyan’s patents, we may nevertheless face a potential action by Ruyan, which we may be forced to defend and which we may ultimately lose. Should any of these events occur, they are likely to have a material adverse effect on our ability to operate our business as a going concern.

R.J. Reynolds, one of the largest tobacco companies in the world, has filed a patent application for a “Tobacco-Containing Smoking Article.” If R.J. Reynolds patent is awarded and our products are found to be infringing on their patent, our business, prospects, financial condition and results of operations could be materially and adversely affected.

Neither Ruyan or R.J. Reynolds has contacted us regarding any possible infringement of their intellectual property rights nor has any party commenced or threatened to commence any legal action against us. If we are required to participate in litigation we may not have the resources to fund the required litigation costs, which may adversely affect our business prospects, financial condition and results of operations.

In the event that patents belonging to Ruyan or R.J. Reynolds or others are enforceable against us, we may be required to obtain a license to the covered intellectual property or substantially modify or redesign our existing product line in order to continue operations. We can offer no assurance that a license would be available on acceptable terms or at all, or that we will be able to revise our business model economically, efficiently or at all.

We depend on third party suppliers and manufacturers for our electronic cigarette products.

We do not own or control our supply chain our suppliers or our suppliers’ suppliers, other than Nicotine juice which is purchased by us in the United States and shipped to our manufacturer for inclusion in our products, therefore we are unable to control or ensure our supply of products or the consistency of those products. We depend on a third-party supplier and manufacturer for our electronic cigarette products, which includes, but is not limited to, our electrical components and technology. Our customers associate certain characteristics of our products including the weight, feel, draw, flavor, packaging and other unique attributes of our products to the brands we market, distribute and sell. Any interruption in supply and or consistency of our products may harm our relationships and goodwill with customers/distributors, and have a materially adverse effect on our cash flow and our operations.

Any failure to obtain the components, chemicals constituents and manufacturing services necessary for the production of our products would have a material adverse effect on our business and prevent us from timely execution of our business plan and may result in additional expenditures of time and money in seeking viable new sources of supply and manufacturer alternatives.

Moreover, our inability to replicate those certain characteristics of our products, which our customers associate and enjoy, which are unique to our brands, may cause a loss of customer loyalty, patronage and goodwill and which may have a material adverse effect on our business.

We use a Chinese manufacturer for the production of our products.

Our supplier and product manufacturer is based in China.  Should Chinese factories continue to draw public criticism for exporting unsafe products, whether those products relate to us or not, we may be adversely and materially affected by the stigma associated with Chinese production, which would affect our business operation, our revenues and our financial projections and prospects.

Moreover, products manufactured by our Chinese supplier that are not considered safe and or those products that do not comply with U.S. safety and health standards may cause significant harm and or death to persons who use the product and subject us to liability and potential legal claims and cause injury to our reputation, goodwill and operating results.

Product exchanges, returns, warranty claims, defect and recalls may adversely affect our business.

Any and all products are subject to customer service claims, malfunctions and defects, which may subject us to requests for product exchanges, returns, warranty claims and recalls. If we are unable to maintain a certain degree of quality control of our products we will incur costs of replacing and or recalling our products and servicing our customers. Any product returns, exchanges, and or recalls we may make will have a material adverse effect on our business, our operations and our profitability and will likely result in the loss of customers and goodwill.

Moreover products that do not meet our quality control standards and or those products that do not comply with U.S. safety and health standards or that may be defective may reduce the effectiveness, enjoyment and or cause harm to property, person and or death to persons who use the product. Any such instance will likely result in claims against us and potentially subject us to liability and legal claims which may cause injury to our reputation, goodwill and operating results.

Our business may be affected if we are taxed like other tobacco products or if we are required to collect and remit sales tax on certain of our internet sales.

Presently our products are not taxed like cigarettes or other tobacco products, all of which have faced significant increases in the amount of taxes collected on the sale of their products. Should state and federal governments and or taxing authorities impose taxes similar to those levied against cigarettes and tobacco products on our products, it may have a material adverse effect on the demand for our products. Moreover we may be unable to establish the systems and processes needed to track and submit the taxes we collect through internet sales, which would limit our ability to market our products through our websites which would have a material adverse effect on our revenues, operation and financial condition.

States such as New York, Hawaii, Rhode Island, Georgia and North Carolina have begun collecting taxes on Internet sales where companies have used independent contractors in those states to solicit sales from residents of those states. The requirement to collect, track and remit taxes based on independent affiliate sales may require us to increase our prices, which may affect demand for our products or conversely reduce our net profit margin; either of which would have a material adverse effect on our revenues, financial condition and operating results.

We may be unable to promote and maintain our brands.

We believe that establishing and maintaining brand identities of our products is a critical aspect of attracting and expanding a large customer/distributor base. Promotion and enhancement of our brands will depend largely on our success in continuing to provide high quality products. If our customers and end users do not perceive our products to be of high quality, or if we introduce new products or enter into new business ventures that are not favorably received by our customers/distributors and end users, we will risk diluting our brand identities and decreasing their attractiveness to existing and potential customers.

Moreover, in order to attract and retain customers/distributors and to promote and maintain our brand equity in response to competitive pressures, we may have to increase substantially our financial commitment to creating and maintaining a distinct brand loyalty among our customers. If we incur significant expenses in an attempt to promote and maintain our brands, our profitability will likely be impaired.

We may encounter difficulties in managing our growth, which would adversely affect our results of operations.

If we are successful in growing our business, we will need to significantly expand our operations, which could put significant strain on our management and our operational and financial resources. To manage future growth, we will need to hire, train, and manage additional employees. Concurrent with expanding our operational and marketing capabilities, we will also need to increase our product development activities. We may not be able to support, financially or otherwise, future growth, or hire, train, motivate, and manage the required personnel. Our failure to manage growth effectively could limit our ability to achieve our goals.

Our success in managing our growth will depend in part on the ability of our executive officers to continue to implement and improve our operational, management, information and financial control systems and to expand, train and manage our employee base, and particularly to attract, expand, train, manage and retain a sales force to market our products on acceptable terms. Our inability to manage growth effectively could cause our operating costs to grow at a faster pace than we currently anticipate, and could have a material adverse effect on our business, financial condition, results of operations and prospects.

We face a risk of product liability claims and may not be able to obtain adequate insurance.

Our business exposes us to potential liability risks that may arise from the clinical testing, manufacture, and sale of our products. Substantial damage awards have been issued in certain jurisdictions against pharmaceutical and tobacco companies based on claims for injuries allegedly caused by the use of pharmaceutical and tobacco products. Liability claims may be expensive to defend and result in large judgments against us. We currently carry liability insurance, however there is no assurance that it will continue to be available to us at an affordable price if at all. Our insurance may not reimburse us, or the coverage may not be sufficient to cover claims made against us. We cannot predict any or all of the possible harms or side effects that may result from the use of our current products or any future products and, therefore, the amount of insurance coverage we currently hold may not be adequate to cover all liabilities we might incur. If we are sued for any injury allegedly caused by our products, our liability could exceed our ability to pay the liability. Whether or not we are ultimately successful in any adverse litigation, such litigation could consume substantial amounts of our financial and managerial resources, all of which could have a material adverse effect on our business, financial condition, results of operations, prospects and stock price.

We face substantial and increasing competition.

We face intense competition from direct and indirect competitors, including “big pharma”, “big tobacco”, and other known and established or yet to be formed electronic cigarette companies, each of whom pose a competitive threat to our current business and future prospects. We expect competition to intensify in the future. Certain of these companies are either currently competing with us or are focusing significant resources on providing products that will compete with our disposable electronic cigarette product offerings in the future.

Our principal competitors can be classified into three main categories: 1) pharmaceutical companies; 2) tobacco companies; and 3) other electronic cigarette companies.

Pharmaceutical companies market smoking cessation aids and alternative nicotine delivery products such as Glaxo SmithKline that market Nicorette® stop smoking chewing gum Nicoderm® the stop smoking patch and Zyban® a sustained release tablet, Pfizer that markets Chantix® and Nicotrol® the nicotine inhaler.

Tobacco companies, including Phillip Morris, R.J. Reynolds, and Lorillard, currently offer traditional tobacco products and may introduce new tobacco based cigarettes and smoking devices. We also face competition from smaller tobacco companies that are much larger, better funded, and more established than us.

Electronic cigarette companies, that currently market competing products, include but are not limited to, Njoy, Blu, Vapor Corps, V2 Cigs, Victory and others. There can be no assurance that we will be able to compete successfully against any of the aforementioned competitors, who may have greater resources, capital, experience, market penetration, sales and distribution channels than us. We have no assurances that we will be able to compete with these competitors and that we will be successful in operating our business and increasing profitability. Our inability to successfully compete against these or any of our competitors will have a material adverse effect our business, results of operations and financial condition.

Litigation and government regulation will dictate who will be our direct competitors and how we can market our products, if at all.

The manner in which we are able to sell, market and distribute our products will likely be a result of new and existing U.S. FDA regulations, and how those regulations affect us will likely be determined by a judgment from the Federal district court for the District of Columbia and or other appellate courts.

If a court of competent jurisdiction and or the FDA determines that our product is a smoking cessation device or a nicotine replacement product and assuming we gain regulatory approval and or otherwise are able and required to market our products as drug products, we will face intense competition from large pharmaceutical companies with far greater resources, capital, experience, market penetration, sales and distribution channels than us. We have no assurances that we will be able to compete with these competitors and that we will be successful in operating our business and increasing profitability.

Restrictions on the use of our products may reduce the attractiveness and demand for our electronic cigarettes

Since our product emits no smoke and no smell, it can be used in places where the use of traditional tobacco products, exclusive of smokeless tobacco is prohibited. Should city, state or federal regulators, municipalities, local governments and private industry likewise restrict the use of our electronic cigarette products from use in those same places where the use of tobacco products is prohibited, our customers may reduce or otherwise cease using our products entirely, which would have a material adverse effect on our business, financial condition and performance.

Liability for improper marketing, medical claims and labeling

As a distributor and marketer of a product that the FDA may assert is a smoking cessation device and/or a tobacco product, we face potential fines, sanctions, administrative actions, penalties, and other liability for: improper labeling, making improper claims, referencing or publishing to its websites, marketing materials, advertisements, testimonials or representations that certain of our products have the ability or potential to treat, cure or otherwise improve a medical condition, and or provide a healthier alternative to other more traditional tobacco products.

Moreover, if the FDA asserts we are a tobacco product, we may be required to follow federal and state tobacco labeling laws, and could face potential fines, sanctions, administrative actions, penalties and other liability either civil and or criminal for any violations thereof.

Any violation of law with respect to our marketing materials, and or labeling could expose us to liability including but not limited to fines, sanctions, administrative actions, penalties, civil actions and or criminal prosecution.

Internet security poses a risk to our E-Commerce sales.

At present, we generate revenues through the sale of our products through our website. We manage our website and e-commerce platform internally and as a result any compromise of our security or misappropriation of proprietary information could have a material adverse effect on our business, prospects, financial condition and results of operations. We rely on encryption and authentication technology licensed from other companies to provide the security and authentication necessary to effect secure Internet transmission of confidential information, such as credit and other proprietary information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the technology used by us to protect client transaction data. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause material interruptions in our operations. We may be required to expend significant capital and other resources to protect against security breaches or to minimize problems caused by security breaches. To the extent that our activities or the activities of others involve the storage and transmission of proprietary information, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. For example the storage and loss of credit card numbers that may reside on our servers and be used directly by us or by our service suppliers (ex. merchant account processors). Our security measures may not prevent security breaches. Our failure to prevent these security breaches may result in consumer distrust and may result in a loss of sales and resultantly a loss of revenues.

A ruling in a federal district court and any subsequent appeals, will dictate what regulations we are required to follow, if any in marketing certain of our products.

The FDA has filed an appeal and an administrative stay has been granted in a ruling adverse to the FDA by the U.S District Court for the District of Columbia titled Smoking Everywhere, Inc. v. U.S. Food and Drug Administration et. al. case # 1:2009cv00771; in which the judge ruled that the United States Food and Drug Administration does not have the authority to seize electronic cigarettes because these products do not qualify as devices subject to the agency’s regulation. The appellate courts findings may serve in defining which regulatory processes and regime that electronic cigarette companies will be required to follow in order to bring these products to market. The courts’ ruling will likely have a significant and material impact on our business model.

The application of the Prevent All Cigarette Trafficking Act and/or the Federal Cigarette Labeling and Advertising Act to electronic cigarettes would have a material adverse effect on our business.

At present, neither the Prevent All Cigarette Trafficking Act (which prohibits the use of the U.S. Postal Service to mail most tobacco products and which amends the Jenkins Act, which would require individuals and businesses that make interstate sales of cigarettes or smokeless tobacco to comply with state tax laws) nor the Federal Cigarette Labeling and Advertising Act (which governs how cigarettes can be advertised and marketed) apply to electronic cigarettes. The application of either or both of these federal laws to electronic cigarettes could result in additional expenses, could prohibit us from selling products through the internet and require us to change our advertising and labeling and method of marketing our products, any of which would have a material adverse effect on our business, results of operations and financial condition.

The FDA has issued an import alert which has limited our ability to import certain of our products.

As a result of FDA import alert 66-41 (which allows the detention of unapproved drugs promoted in the U.S.), U.S. Customs has from time to time temporarily and in some instances indefinitely detained products sent by Chinese suppliers. If the FDA modifies the import alert from its current form which allows U.S. Customs discretion to release products to us, to a mandatory and definitive hold we will not be able to ensure a supply of saleable product, which will have a material adverse effect on our business, results of operations and financial condition.

The Family Smoking Prevention and Tobacco Control Act grants the FDA authority to regulate tobacco products and how they are marketed and sold.

On June 22, 2009, the Family Smoking Prevention and Tobacco Control Act (the “Act”) was signed into law. The effect of this legislation on our business is presently unknown and may place limits on our ability to market and or distribute our products and maintain or bring new products to market. The legislation may impose costly and resource intensive processes to gain regulatory approval and there is no certainty that we will have the capital, resources necessary to comply with the regulation or that we would be ultimately successful in receiving the necessary approvals to continue marketing our product in the United States.

Specifically, the Act grants the FDA the authority to regulate tobacco products including, but not limited to how they are marketed, the level of nicotine and the method for introducing new tobacco products to market. The legislation eliminates all flavoring other than menthol, yet under the legislation the FDA is not empowered to ban certain tobacco products or require that the nicotine in tobacco products be reduced to zero. While the legislation does not mention electronic cigarettes, it does suggest that nicotine and natural tobacco flavoring are tobacco products under the law and, as such, electronic cigarettes may be covered under this Act.

In the event a court of competent jurisdiction or the FDA declares certain of our products, namely electronic cigarettes, to be tobacco products, we would thereafter be required to comply with the Act and the rules promulgated thereunder, in addition to any existing and future tobacco laws and taxing regimes. The imposition of a tobacco tax on our products would make our products more expensive and less competitive with products that carry no tax or a lesser tax. Imposing a tax on our products would make our product more expensive to consumers and could have an adverse effect on the demand for our product and, consequently, our revenues.

If our product is recognized as a tobacco product, we would become subject to current and future tobacco labeling laws and laws restricting the sale of our product to persons under 18 years old. While we currently do not market our products to minors, unintentional violations may subject us to fines and penalties.

Until the FDA establishes the regulatory processes and regime, as provided for by the Act, we do not know how and to what degree we will be regulated. Moreover, if the FDA establishes a regulatory process that we are unable or unwilling to comply with our business, results of operations, financial condition and prospects would be adversely and materially affected. See section “Government Regulation.”

Because we do not market our electronic cigarettes for therapeutic purposes, our electronic cigarettes are subject to being classified as “tobacco products” under the Tobacco Control Act. The Tobacco Control Act grants the FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products, although the FDA is prohibited from issuing regulations banning all cigarettes or all smokeless tobacco products, or requiring the reduction of nicotine yields of a tobacco product to zero. Among other measures, the Tobacco Control Act (under various deadlines):

•	increases the number of health warnings required on cigarette and smokeless tobacco products, increases the size of warnings on packaging and in advertising, requires the FDA to develop graphic warnings for cigarette packages, and grants the FDA authority to require new warnings;
•	requires practically all tobacco product advertising to eliminate color and imagery and instead consist solely of black text on white background;
•	imposes new restrictions on the sale and distribution of tobacco products, including significant new restrictions on tobacco product advertising and promotion as well as the use of brand and trade names;
•	bans the use of “light,” “mild,” “low” or similar descriptors on tobacco products;
•	gives the FDA the authority to impose tobacco product standards that are appropriate for the protection of the public health (by, for example, requiring reduction or elimination of the use of particular constituents or components, requiring product testing, or addressing other aspects of tobacco product construction, constituents, properties or labeling);
•	requires manufacturers to obtain FDA review and authorization for the marketing of certain new or modified tobacco products;
•	requires pre-market approval by the FDA for tobacco products represented (through labels, labeling, advertising, or other means) as presenting a lower risk of harm or tobacco-related disease;
•	requires manufacturers to report ingredients and harmful constituents and requires the FDA to disclose certain constituent information to the public;
•	mandates that manufacturers test and report on ingredients and constituents identified by the FDA as requiring such testing to protect the public health, and allows the FDA to require the disclosure of testing results to the public;
•	requires manufacturers to submit to the FDA certain information regarding the health, toxicological, behavioral or physiologic effects of tobacco products;
•	prohibits use of tobacco containing a pesticide chemical residue at a level greater than allowed under federal law;
•	requires the FDA to establish “good manufacturing practices” to be followed at tobacco manufacturing facilities;
•	requires tobacco product manufacturers (and certain other entities) to register with the FDA; and
•	grants the FDA the regulatory authority to impose broad additional restrictions.

The Tobacco Control Act also requires establishment, within the FDA’s new Center for Tobacco Products, of a Tobacco Products Scientific Advisory Committee to provide advice, information and recommendations with respect to the safety, dependence or health issues related to tobacco products.

As indicated above, the Tobacco Control Act imposes significant new restrictions on the advertising and promotion of tobacco products. For example, the law requires the FDA to finalize certain portions of regulations previously adopted by the FDA in 1996 (which were struck down by the Supreme Court in 2000 as beyond the FDA’s authority). As written, these regulations would significantly limit the ability of manufacturers, distributors and retailers to advertise and promote tobacco products, by, for example, restricting the use of color, graphics and sound effects in advertising, limiting the use of outdoor advertising, restricting the sale and distribution of non-tobacco items and services, gifts, and sponsorship of events and imposing restrictions on the use for cigarette or smokeless tobacco products of trade or brand names that are used for non-tobacco products. The law also requires the FDA to issue future regulations regarding the promotion and marketing of tobacco products sold or distributed over the internet, by mail order or through other non-face-to-face transactions in order to prevent the sale of tobacco products to minors.

It is likely that the Tobacco Control Act could result in a decrease in tobacco product sales in the United States, including sales of our electronic cigarettes.

While the FDA has not yet mandated electronic cigarettes be regulated as tobacco products, during 2012, the FDA indicated that it intends to regulate electronic cigarettes under the Tobacco Control Act through the issuance of deeming regulations that would include electronic cigarettes under the definition of a “tobacco product” under the Tobacco Control Act subject to the FDA’s jurisdiction. The FDA has announced that it will issue proposed deeming regulations by April 2013. As of the date of this report, the FDA had not taken such action.

The application of the Tobacco Control Act to electronic cigarettes could impose, among other things, restrictions on the content of nicotine in electronic cigarettes, the advertising, marketing and sale of electronic cigarettes, the use of certain flavorings and the introduction of new products. We cannot predict the scope of such regulations or the impact they may have on our company specifically or the electronic cigarette industry generally, though if enacted, they could have a material adverse effect on our business, results of operations and financial condition. In this regard, total compliance and related costs are not possible to predict and depend substantially on the future requirements imposed by the FDA under the Tobacco Control Act. Costs, however, could be substantial and could have a material adverse effect on our business, results of operations and financial condition. In addition, failure to comply with the Tobacco Control Act and with FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on our business, financial condition and results of operations and ability to market and sell our products. At present, we are not able to predict whether the Tobacco Control Act will impact us to a greater degree than competitors in the industry, thus affecting our competitive position.

The FDA regulates how products are marketed and used.

The FDA regulates claims to diagnose, mitigate, prevent, treat or cure a disease. And the FDA in Smoking Everywhere v. FDA contends that the Intended Use of electronic cigarettes is sufficient for the FDA to assert jurisdiction. If claims made at large by our competitors and third parties, arise to the level to subject us to FDA regulation we may determine it is necessary to change our business model and product to differentiate our product(s) and brand(s) so as not to be confused with those companies who improperly market their products. If we are found to have improperly sold or marketed our products in violation of FDA rules, laws or policies, we may be subject to disciplinary, regulatory or administrative actions, fines and or sanctions which may have a material adverse effect on our operations, financial results and business prospects.

The FDA regulates drugs and medical devices and if our products are considered either or both we may be subject to regulation and may in fact have violated federal law in our previous sales and marketing efforts.

We are engaged in marketing and selling efforts of disposable electronic cigarettes. We may have unknowingly and without intent failed to comply with certain regulations relating to our product and the means by which we market and sell our products. Our efforts may have been in violation of existing laws which may subject us to enforcement actions, sanctions, fines, administrative action or other penalties, all which would have a material adverse effect on our financial condition, performance and results of operations.

If we have improperly marketed and distributed certain of our products in violation of FDA Regulations we may be subject to disciplinary, actions, administrative actions, sanctions and fines.

We may be subject to disciplinary, administrative and or regulatory actions if the FDA and or a court of proper jurisdiction determine that our products or the means by which we marketed and sold our products was affected without the proper regulatory approvals. Any such disciplinary, regulatory or administrative actions, fines and/or sanctions may have a material adverse effect on our operations, financial results and business prospects.

Changes in governmental regulation may affect the countries in which we sell our products.

Foreign jurisdictions have varying policies and laws with respect to the use of electronic cigarettes that vaporize nicotine. Countries such as the United Kingdom do not restrict its use, while other countries, such as Thailand, have instituted a total ban. If countries such as the United Kingdom reverse their stance or should other countries who have a neutral stance move towards prohibition, it will have a direct impact on our ability to market our products and will have a material adverse effect on our business.

Actions by the FDA adverse to our company and our products may restrict our ability to do business domestically and internationally.

The FDA is the largest and most pervasive health regulator in the world. Should we be unable to comply with FDA regulations or should the FDA refuse registration of our products and or should the FDA ban or prohibit the sale and/or marketing of our products, other regulators from different countries may assume the same position with respect to our product, causing us substantial harm and raise questions with respect to our ability to continue to operate our business in its current form or at all.

If our third-party suppliers or contract manufacturers do not maintain appropriate standards of manufacturing in accordance with GMP and other manufacturing regulations, our development and commercialization activities could suffer significant interruptions or delays.

We rely, and intend to continue to rely, on third-party suppliers and contract manufacturers to provide us with our products. These suppliers and manufacturers must continuously adhere to GMP as well as any applicable corresponding manufacturing regulations outside of the U.S. In complying with these regulations, we and our third-party suppliers and contract manufacturers must expend significant time, money and effort in the areas of design and development, testing, production, record-keeping and quality control to assure that our products meet applicable specifications and other regulatory requirements. Failure to comply with these requirements could result in an enforcement action against us, including warning letters, the seizure of products, suspension or withdrawal of approvals, shutting down of production and criminal prosecution. Any of these third-party suppliers or contract manufacturers will also be subject to audits by the FDA and other regulatory agencies. If any of our third-party suppliers or contract manufacturers fail to comply with GMP or other applicable manufacturing regulations, our ability to develop and commercialize our products could suffer significant interruptions and delays.

We have related party loans.

We have financed a portion of our operations from capital which has been raised from advances from related parties. Such loans and advances from related parties total $91,964 as of December 31, 2013. These loans are unsecured, non-interest bearing and due on demand. If we do not have adequate resources to pay back these loans and advances when demanded, we may have to obtain alternative financings or default on these loans.

Risks Related to our Common Stock

Penny stock rules will limit the ability of our stockholders to sell their stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

We may seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing capital stock that would dilute your ownership.

We expect to continue to finance our operations, acquisitions and develop strategic relationships, by issuing equity securities, which could significantly reduce the percentage ownership of our existing stockholders. Furthermore, any newly issued securities could have rights, preferences and privileges senior to those of our existing stock. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of stock to decline. We may also raise additional funds through the incurrence of debt or the issuance or sale of other securities or instruments senior to our shares of common stock. The holders of any debt securities or instruments we may issue would have rights superior to the rights of our common stockholders.

We do not anticipate paying cash dividends for the foreseeable future, and therefore investors should not buy our stock if they wish to receive cash dividends.

We have never declared or paid any cash dividends or distributions on our common stock. We currently intend to retain any future earnings to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Because our Certificate of Incorporation and Bylaws and Nevada law limit the liability of our officers, directors, and others, shareholders may have no recourse for acts performed in good faith.

Our Articles of Incorporation contain specific provisions that eliminate the liability of directors for monetary damages to us and our stockholders; further, we are prepared to give such indemnification to our existing and future directors and officers to the extent provided by Nevada law. We may also have contractual indemnification obligations under any employment agreements we may have with our officers and directors. The foregoing indemnification obligations could result in our incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against existing and future directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against our existing and future directors and officers even though such actions, if successful, might otherwise benefit us and our stockholders.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for its shares.

Our Board of Directors is authorized to issue additional shares of our stock which would dilute existing shareholders.

We are currently authorized to authorize up to 500,000,000 shares of common stock, of which 99,000,000 shares are currently issued and outstanding. Additional shares of our common stock may be issued by our board of directors for such consideration as they may consider sufficient without seeking stockholder approval. The issuance of additional shares of common stock in the future will reduce the proportionate ownership and voting power of current stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices have an area of approximately 500 square feet located at Tivoli Village, 410 South Rampart Blvd., Ste 390, Las Vegas, NV 89145, which we lease for $400 per month. The lease is on a one year contract with no long-term or other commitments or contracts. We believe our offices are suitable and adequate to operate our business from at this time as they hold our inventory and provide us with sufficient space to conduct our operations. We fully utilize our current premises.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of common stock have been quoted for trading on the OTC Bulletin Board under the symbol CHLL since November 23, 2012. There were no trades in our common stock until April 29, 2013. On September 5, 2013 we received notification from Financial Industry Regulatory Authority, Inc. (“FINRA”) that our trading symbol changed to AHII effective September 5, 2013.

The following table sets forth the range of high and low bid prices for our common stock for each applicable quarterly period. The table reflects inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

Fiscal Year Ended December 31, 2013:

	High	Low
First Quarter	$0.05	$0.05
Second Quarter	$0.07	$0.05
Third Quarter	$0.54	$0.07
Fourth Quarter	$0.85	$0.40

Fiscal Year Ended December 31, 2012:

	High	Low
First Quarter	nil	nil
Second Quarter	nil	nil
Third Quarter	nil	nil
Fourth Quarter	$0.05	$0.05

The closing price of our common stock on the OTC BB on March 38, 2014 was $0.98 per share.

The shares quoted are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act"), commonly referred to as the "penny stock" rule.

The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the company’s common stock and may affect the ability of shareholders to sell their shares.

Number of Shareholders

As of March 31, 2014 there were 99,866,250 shares of our common stock issued and outstanding and approximately 1,000 shareholders. The transfer agent of our common stock is Empire Stock Transfer Inc. 1859 Whitney Mesa Drive, Henderson, NV 89014.

Dividends

We have never paid cash dividends or distributions to our equity owners. We do not expect to pay cash dividends on our common stock, but instead, intend to utilize available cash to support the development and expansion of our business. Any future determination relating to our dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including but not limited to, future operating results, capital requirements, financial condition and the terms of any credit facility or other financing arrangements we may obtain or enter into, future prospects and in other factors our Board of Directors may deem relevant at the time such payment is considered. There is no assurance that we will be able or will desire to pay dividends in the near future or, if dividends are paid, in what amount.

Stock Repurchases

There were no shares repurchased during the fourth quarter of 2013.

Securities Issued in Unregistered Transactions

During the quarter ended December 31, 2013, we did not issue any securities in unregistered transactions:

Subsequent Sales of Unregistered Securities

Subsequent to December 31, 2013, we issued the following securities in unregistered transactions:

On March 20, 2014 we issued 443,000 Units at $0.25 per Unit to seven US accredited investors and four foreign accredited investors for proceeds of $110,750 pursuant to our $0.25 Unit non-brokered private placement. For the seven US accredited investors we relied on exemptions from registration under the Securities Act provided by Rule 506 (Rule 506 applies to “sophisticated Investors” not “accredited Investors) . For the four foreign accredited investors we relied upon Rule 506 of Regulation D and/or Regulation S of the Securities Act as these securities were issued to foreign investors in offshore transactions (as defined in Rule 902 under Regulation S of the Securities Act), based upon representation made by such investors.

On March 20, 2014 we issued 403,250 Units at $1.00 per Unit to three foreign accredited investors for proceeds of $403,250 pursuant to our $1.00 Unit non-brokered private placement. We relied upon Rule 506 of Regulation D and/or Regulation S of the Securities Act as these securities were issued to foreign investors who are “accredited investors,” as such term is defined in Rule 501(a) under the Securities Act in offshore transactions (as defined in Rule 902 under Regulation S of the Securities Act), based upon representation made by such investors.

On March 20, 2014 we issued 20,000 common shares having a fair value of $30,000 pursuant to a services agreement. We relied on exemptions from registration under Section 4(2) of the Securities Act and/or by Rule 506 of Regulation D promulgated under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATIONS

The discussion that follows is derived from our audited balance sheets as of December 31, 2013 and 2012 and the audited statements of operations and cash flows for the years ended December 31, 2013 (“2013”) and 2012 (“2012”).

Results of Operations for the years ended December 31, 2013 and 2012

Our net loss from continuing operations for 2013 increased by $139,711 to $139,711 (2012 - $nil). This increase was due starting a new electronic cigarette business and discontinuing our previous business associated with paper products. Our net loss from our discontinued paper products business for 2013 was $29,050 (2012 - $99,730).

During 2013 we generated $15 in revenues all due to an online sale (2012 - $nil). Our cost of sales was $2. We expect to increase our revenues during 2014. During the period ended March 31, 2014 our electronic cigarettes have started being displayed at over 500 stores and our online sales have recently dramatically increased. We have distributed our first order of 20,800 electronic cigarettes (“Sticks”) and will receive our next shipment of 50,000 ‘Sticks’ by the end of March and, due to increasing demand, we have placed an order for 100,000 ‘Sticks’ to be received in April, 2014.

During 2013, we incurred $139,724 in operating expenses not related to discontinued operations (2012 - $nil as all operating expenses related to discontinued operations of $99,730). During 2013 our operating expenses consisted of: $11,352 (2012 - $nil) in advertising, promotions and marketing expenses including $9,455 of electronic cigarettes shipped out for samples; $53,000 (2012 - $nil) in consulting fees including $30,000 paid to our two senior executive officers pursuant to an Executive Services Agreement executed October 1, 2013; $43,665 paid in professional fees associated with cessation of old business and start of new business (2012 - $nil); $13,384 (2012 - $nil) in regulatory fees relating to stock transfer, stock position reports and news releases; $9,732 (2012 - $nil) in travel; and $6,049 (2012 - $nil) in office expenses which includes supplies, rent and telephone. We also charged $2,542 (2012 - $nil) in amortization of intangibles. We expect that our operating expenses will significantly increase as we are able to raise capital and further our business operations.

Despite our expectation of increased revenues, we believe that we will operate at a net loss for 2014 as we increase our operating expenses in an attempt to further implement our business plan.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2013, we had cash of $15,746 and inventory of $33,220 (16,191 electronic cigarettes). Current liabilities of $111,271 include related party debt of $103,964 owing to our two senior executive officers and $19,307 of accounts payable. During 2013, we increased our cash position by $13,645 to $15,746 (2012 - $2,101). Subsequent to December 31, 2013 we have raised a further $67,000 pursuant to our $0.25 Unit non-brokered private placement which closed January 31, 2014 and we have raised a further $403,250 pursuant to our $1.00 Unit non-brokered private placement which is currently being offered to raise up to an additional $1,596,750.

The following table sets forth the major sources and uses of cash for our last two fiscal years ended December 31, 2013 and 2012:

	2013	2012
Net cash used in operating activities	$(120,530)	$(84,369)
Net cash used in investing activities	(5,500)	—
Net cash provided by financing activities	139,676	84,600
Net increase (decrease) in cash	13,645	231

Cash Used in Operating Activities

During 2013 our operating activities used $120,530 in cash (2012 - $84,369). The use of cash was primarily attributable to funding our net loss of $168,761 offset by a non-cash charge of $2,827 (2012 - $572) for amortization of intangibles. We acquired inventory of $33,220 (2012 - $nil) and we financed operations through: supplier financing of $40,624 (2012 - $2,089); related party advances of $58,000 (2012 - $7,200).

Cash Used in Investing Activities

During 2013 we used $5,500 (2012 - $nil) in investing activities. This cost was made up of final product design and website. In 2012 we purchased some office equipment which was sold back to the prior officers on August 28, 2013.

Cash from Financing Investing Activities

During 2013 financing activities provided $139,676 (2012 - $84,600) in cash. This consisted of $28,750 of non-interest bearing short-term loans; $78,156 (2012 - $29,600) of non-interest bearing demand loans from related parties; $15,000 (2012 - $nil) of subscriptions towards our $0.25 per Unit non-brokered private placement; and $17,900 (2012 - $5,000) of contributions from our previous officers. During 2012 we received $50,000 pursuant to long-term debt which was added to additional paid in capital on August 28, 2013 pursuant to the sale of our previous business to our previous officers.

Need for Additional Capital

In addition to the cash on hand as at December 31, 2013 of $15,746 and the $470,750 we raised subsequently we will require a cash injection of an additional $1,500,000 during the remainder of fiscal 2014 to achieve our 2014 operating plan.

OFF BALANCE-SHEET ARRANGEMENTS

We have not had, and at December 31, 2013, do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumption and disclosures. We choose accounting policies within US GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

We have determined the following accounting policies as critical:

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

Long-Lived Assets

We account for our long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. We assess recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of December 31, 2013 we did not have any Long-Lived Assets that were impaired.

Intangible Assets

Intangible assets are comprised primarily of the cost of certain intellectual property related to the electronic cigarette business including certain trademarks, product design and website. We evaluate our trademarks annually for impairment or earlier if there is an indication of impairment. If there is an indication of impairment of identified intangible assets not subject to amortization, we compare the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write-down the intangible asset to its fair value if it is less than the carrying amount. The fair value is calculated using the income approach. However, preparation of estimated expected future cash flows is inherently subjective and is based on our best estimate of assumptions concerning expected future conditions. Based on our impairment analysis performed for the year ended December 31, 2013, the estimated fair values of trademarks and other intangible assets exceeded their respective carrying values. We amortize intangible assets on a straight-line basis over a period of three years.

Revenue Recognition

Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104. Revenue is derived from product sales and is recognized upon shipment to the customer, the sales price is fixed or determinable and collectability is reasonably assured. Ownership and title of our products pass to customers upon delivery of the products to customers. Returns are accepted, but are not significant to our overall operations. Net sales have been determined after deduction of discounts, slotting fees and other promotional allowances in accordance with ASC 605-50.

Fair Value

We complies with the provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements.

Financial Instruments

We have financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis. Our financial instruments consist of cash, accounts and loans receivables, accounts payable and accrued expenses. The carrying amounts of our financial instruments approximate their fair values as of December 31, 2013 and 2012 due to their short-term nature.

Stock-based Compensation

We account for stock-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”). Stock-based payments to employees include grants of stock, grants of stock options and issuance of warrants that are recognized in the statement of operations based on their fair values at the date of grant.

We account for stock-based payments to non-employees in accordance with ASC 718 and Topic 505-50, “Equity-Based Payments to Non-Employees.” Stock-based payments to non-employees include grants of stock, grants of stock options and issuances of warrants that are recognized in the statement of operations based on the value of the vested portion of the award over the requisite service period as measured at its then-current fair value as of each financial reporting date.

We calculate the fair value of option grants and warrant issuances utilizing the Black-Scholes pricing model. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant. The Company estimates forfeiture rates for all unvested awards when calculating the expense for the period. In estimating the forfeiture rate, the Company monitors both stock option and warrant exercises as well as employee termination patterns.

The resulting stock-based compensation expense for both employee and non-employee

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There have been no recently issued Accounting Pronouncements that impact us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Report of Independent Registered Public Accounting Firm
F-3	Balance Sheets as of December 31, 2013 and 2012;
F-4	Statements of Operations for the years ended December 31, 2013 and 2012 and the period from January 19, 2010 (date of inception) to December 31, 2013;
F-5	Statement of Stockholders’ Equity for the period ended January 19, 2010 (date of inception) to December 31, 2013;
F-6	Statements of Cash Flows for the years ended December 31, 2013 and 2012 and the period from January 19, 2010 (date of inception) to December 31, 2013;
F-7	Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders’ of American Heritage International Inc. (formerly Cumberland Hills Ltd.)

(A Development Stage Company)

We have audited the accompanying balance sheet of American Heritage Inc. (the “Company”) as of December 31, 2013, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2013 and the period from January 19, 2010 (Inception) to December 31, 2013. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits of the financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013, and the results of its operations, stockholders’ deficit, and cash flows for the year ended December 31, 2013 and the period January 19, 2010 (Inception) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses and had negative cash flows from operations that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company

L.L. Bradford & Company

Las Vegas, Nevada
March 31, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Cumberland Hills Ltd.

(A Development Stage Company)

We have audited the accompanying balance sheet of Cumberland Hills Ltd. (the “Company”) as of December 31, 2012, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended and for the period from January 19, 2010 (inception) through December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cumberland Hills Ltd. as of December 31, 2012, and the results of its operations and its cash flows for the year then ended and for the period from January 19, 2010 (inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2013 raise substantial doubt about its ability to continue as a going concern. The 2012 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

February 27, 2013

American Heritage International Inc.

(formerly Cumberland Hills Ltd.)

(A Development Stage Company)

Balance Sheets

	December 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash	$15,746	$2,101
Inventory	33,220	—
Total Current Assets	48,966	2,101
Property and equipment (Note 1)	—	3,428
Other Assets
Intangible assets, net of accumulated amortization of $2,542 (Note 4)	27,959	—
Total Other Assets	27,959	—
Total Assets	76,925	5,529
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	19,307	2,262
Accounts payable - related party (Note 5)	30,000	23,200
Note payable (Note 6)	—	4,000
Related party loans (Note 5)	73,964	—
Total Current Liabilities	123,271	29,462
Long-Term Liabilities
Long-term Debt (Note 6)	—	50,000
Total Long-term Liabilities	—	50,000
Total Liabilities	123,271	79,462
STOCKHOLDERS' DEFICIT
Preferred Stock, $0.001 par value, 20,000,000 shares authorized, 15,300 and nil shares issued and outstanding, respectively (Note 7)	25,000	—
Common Stock, $0.001 par value, 500,000,000 shares authorized, 99,000,000 and 145,500,000 shares issued and outstanding, respectively (Note 7)	99,000	145,500
Additional Paid-in Capital	141,448	(76,400)
Deficit Accumulated During the Development Stage	(311,794)	(143,033)
Total Stockholders' Deficit	(46,346)	(73,933)
Total Liabilities and Stockholders' Deficit	76,925	5,529

(See Notes to Financial Statements)

American Heritage International Inc.

(formerly Cumberland Hills Ltd.)

(A Development Stage Company)

Statement of Operations

For the Years Ended December 31, 2013 and 2012

And the Period from January 19, 2010 (Date of Inception) to December 31, 2013

	Year ended December 31, 2013	Year ended December 31, 2012	Period from January 19, 2010 (date of Inception) to December 31, 2013
Sales	$15	$—	$15
Cost of Sales	(2)	—	(2)
Gross Profit	13	—	13
Operating Expenses
Advertising, promotions and marketing	11,352	—	11,352
Amortization	2,542	—	2,542
Consulting	23,000	—	23,000
Consulting – related party	30,000	—	30,000
Office	6,049	—	6,049
Professional fees	43,665	—	43,665
Regulatory fees	13,384	—	13,384
Travel	9,732	—	9,732
Total Operating Expenses	139,724	—	139,724
Loss before Discontinued Operations	(139,711)	—	(139,711)
Discontinued Operations	(29,050)	(99,730)	(172,083)
Net Loss	(168,761)	(99,730)	(311,794)
Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	—
Weighted Average Shares Outstanding – Basic and Diluted	129,575,000	145,500,000

(See Notes to Financial Statements)

American Heritage International

(formerly Cumberland Hills Ltd.)

(A Development Stage Company)

Statement of Stockholders’ Equity

For the Period from January 19, 2010 (Date of Inception) to December 31, 2013

	Preferred Shares	Amount	Shares	Amount	Additional Paid-in Capital	Deficit	Total
Balance – January 19, 2010 (Inception)	—	—	—	—	—	—	—
Shares issued for cash	—	—	82,500,000	82,500	(69,000)	—	13,500
Net loss	—	—	—	—	—	(12,230)	(12,230)
Balance – December 31, 2010	—	—	82,500,000	82,500	(69,000)	(12,230)	1,270
Shares issued for cash	—	—	63,000,000	63,000	(42,000)	—	21,000
Net loss	—	—	—	—	—	(31,073)	(31,073)
Balance – December 31, 2011	—	—	145,500,000	145,500	(111,000)	(43,303)	(8,803)
Related party contributions	—	—	—	—	5,000	—	5,000
Forgiveness of related party debt	—	—	—	—	29,600	—	29,600
Net loss	—	—	—	—	—	(99,730)	(99,730)
Balance – December 31, 2012	—	—	145,500,000	145,500	(76,400)	(143,033)	(73,933)
Cancellation of common shares	—	—	(46,500,000)	(46,500)	46,500	—	—
Related party contributions	—	—	—	—	17,900	—	17,900
Gain on business sold to related parties	—	—	—	—	109,698	—	109,698
Preferred shares issued for intangibles	15,300	25,000	—	—	—	—	25,000
Shares to be issued for cash – 175,000 common shares at $0.25 per share	—	—	—	—	43,750	—	43,750
Net loss	—	—	—	—	—	(168,761)	(168,761)
Balance – December 31, 2013	15,300	25,000	99,000,000	99,000	141,448	(311,794)	(46,346

(See Notes to Financial Statements)

American Heritage International Inc.

(formerly Cumberland Hills Ltd.)

(A Development Stage Company)

Statements of Cash Flows

For the Years Ended December 31, 2013 and 2012

And the Period from January 19, 2010 (Date of Inception) to December 31, 2013

	Year Ended December 31, 2013	Year Ended December 31, 2012	Period From January 19, 2010 (Inception) to December 31, 2013
Operating Activities
Net loss	(168,761)	(99,730)	(311,794)
Less non-cash items:
Discontinued operations - depreciation	285	572	857
Amortization	2,542		2542
Changes in operating assets and liabilities:
(Increase) in inventory	(33,220)	—	(33,220)
(Increase) decrease in prepaid expenses	—	5,500	—
Increase in accounts payable	20,624	2,089	22,885
Increase in accounts payable – related party	58,000	7,200	81,200
Net Cash Used in Operating Activities	(120,530)	(84,369)	(237,530)
Investing Activities
Acquisition of intangible assets	(5,500)	—	(5,500)
Net Cash Used in Investing Activities	(5,500)	—	(5,500)
Financing Activities
Proceeds from short-term debt	28,750	—	28,750
Proceeds from long-term debt	—	50,000	50,000
Proceeds from short-term debt – related party	78,156	29,600	107,756
Repayment of short-term debt – related party	(130)	—	(130)
Proceeds from sale of common stock	15,000	—	49,500
Proceeds from contributed capital	17,900	5,000	22,900
Net Cash Provided by Financing Activities	139,676	84,600	258,776
Increase in Cash	13,645	231	15,746
Cash - Beginning of Year	2,101	1,870	—
Cash - End of Year	15,746	2,101	15,746
Non-cash Financing and Investing Activities:
Contributed capital	109,698	—	139,298
Capital contributions – forgiveness of debt	—	29,600	29,600
Acquisition of equipment for note payable	—	4,000	4,000
Short-term loan settled with common shares	40,750	—	40,750
Acquisition of intangibles for preferred shares	25,000	—	25,000
Supplemental Disclosures:
Interest paid	—	—	—
Income taxes paid	—	—	—

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit in overnight deposit accounts and investments in money market accounts. At December 31, 2013 and 2012, we had no cash equivalents.

Accounts Receivable

Accounts receivable, primarily from internet and retail customers, are reported at the amount invoiced. Payment terms vary by customer and may be subject to an early payment discount. We review accounts receivable on a monthly basis to determine if any receivables are potentially uncollectible. An overall allowance for doubtful accounts is determined based on a combination of historical experience, length of time outstanding and specific identification. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. We had no accounts receivable as at December 31, 2013.

Inventory and Prepaid Inventory

Inventory, which consists of ready for sale disposable e-cigarettes, is carried at the lower of cost or fair market value. Cost is determined using the first-in, first-out method. Prepaid inventory consists of deposits paid for inventory to be manufactured by our co-packer or inventory which is in-transit and we have not yet received title for the goods.

Long-Lived Assets

We account for our long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. We assess recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of December 31, 2013 we did not have any Long-Lived Assets that were impaired.

Intangible Assets

Intangible assets are comprised primarily of the cost of certain intellectual property related to the electronic cigarette business including certain trademarks, product design and website. We evaluate our trademarks annually for impairment or earlier if there is an indication of impairment. If there is an indication of impairment of identified intangible assets not subject to amortization, we compare the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write-down the intangible asset to its fair value if it is less than the carrying amount. The fair value is calculated using the income approach. However, preparation of estimated expected future cash flows is inherently subjective and is based on our best estimate of assumptions concerning expected future conditions. Based on our impairment analysis performed for the year ended December 31, 2013, the estimated fair values of trademarks and other intangible assets exceeded their respective carrying values. We amortize intangible assets on a straight-line basis over a period of three years.

Revenue Recognition

Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104. Revenue is derived from product sales and is recognized upon shipment to the customer, the sales price is fixed or determinable and collectability is reasonably assured. Ownership and title of our products pass to customers upon delivery of the products to customers. Returns are accepted, but are not significant to our overall operations. Net sales have been determined after deduction of discounts, slotting fees and other promotional allowances in accordance with ASC 605-50.

Cost of Goods Sold

We recognize the direct cost of manufacturing product at our co-packer, including freight-in and packaging, as cost of goods sold.

Shipping and Handling Costs

Outgoing shipping and handling costs are included in the marketing expenses.

Advertising, Promotion and Marketing

We recognize advertising, promotion and marketing costs as incurred. The amount of advertising, promotion and marketing expense recognized for the year ended December 31, 2013 and 2012 were $11,352 and $nil, respectively.

Fair Value

We complies with the provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements.

Financial Instruments

We have financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis. Our financial instruments consist of cash, accounts and loans receivables, accounts payable and accrued expenses. The carrying amounts of our financial instruments approximate their fair values as of December 31, 2013 and 2012 due to their short-term nature.

Income Taxes

We follow ASC subtopic 740-10 for recording the provision for income taxes. ASC 740-10 requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Concentration of Business and Credit Risk

Financial instruments and related items, which potentially subject us to concentrations of credit risk, consist primarily of cash and receivables. We place our cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. As of December 31, 2013 and 2012, we did not exceed insurance limits.

We review a customer’s credit history before extending credit. As at and for the year ended December 31, 2013 there were no individual customers with a balance in excess of 10% of the accounts receivable and there were no customers in excess of 10% of net sales.

Stock-based Compensation

We account for stock-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”). Stock-based payments to employees include grants of stock, grants of stock options and issuance of warrants that are recognized in the statement of operations based on their fair values at the date of grant.

We account for stock-based payments to non-employees in accordance with ASC 718 and Topic 505-50, “Equity-Based Payments to Non-Employees.” Stock-based payments to non-employees include grants of stock, grants of stock options and issuances of warrants that are recognized in the statement of operations based on the value of the vested portion of the award over the requisite service period as measured at its then-current fair value as of each financial reporting date.

We calculate the fair value of option grants and warrant issuances utilizing the Black-Scholes pricing model. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant. The Company estimates forfeiture rates for all unvested awards when calculating the expense for the period. In estimating the forfeiture rate, the Company monitors both stock option and warrant exercises as well as employee termination patterns.

The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on a straight-line basis over the requisite service period of the award.

Basic and Diluted Net Income (Loss) Per Share

Net loss per share is computed in accordance with ASC subtopic 260-10. We present basic loss per share (“EPS”) and diluted EPS on the face of our statements of operations. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if common stock was issued upon the exercise of stock options and warrants. For the years ended December 31, 2013 and 2012, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to not having anti-dilutive securities issued.

Recent Pronouncements

In July 2012, the FASB issued ASU 2012-02, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"), which permits an entity to make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit's indefinite-lived intangible asset is less than the asset's carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that the fair value of a reporting unit's indefinite-lived intangible asset is more likely than not greater than the asset's carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. We adopted this pronouncement on January 1, 2013. The adoption of this pronouncement did not have a material impact on our financial statements.

We continually assess any new accounting pronouncements to determine their applicability to us. Where it is determined that a new accounting pronouncement affects our financial reporting, we undertake a study to determine the consequence of the change to our financial statements and assure that there are proper controls in place to ascertain that our financial statements properly reflect the change.

Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, we evaluated subsequent events through March 31, 2014; the date the financial statements were available for issue.

3. Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have begun operations but have not generated revenue to date. These conditions give rise to doubt about our ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain additional financing and to generate profits and positive cash flow. We will require a cash injection of $1,500,000 over the next twelve months to purchase inventory and support accounts receivable as well as rapidly grow the business. We are currently offering a private placement of 2,000,000 Units of our common stock at a purchase price of $1.00 per Unit. Each Unit, once issued, will contain one common shares and one common share purchase warrant to acquire one additional common share at $1.50 per share expiring two years from date of issuance.

4. Intangible Assets

On August 28, 2013, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with American Heritage LLC and its principals. Under the Purchase Agreement, we acquired certain intellectual property related to the electronic cigarette business in exchange for 15,300 shares of our Series “A” Convertible Preferred Stock. The intellectual property was valued at $25,000 in total. Intellectual property acquired was all design, branding, domains and website associated with the American Heritage™ brand of disposable electronic cigarettes.

5. Related Party Debt and Transactions

We were charged management fees by our former officer/director of $4,000 per month on a month-to-month basis. Total management fees are $28,000 and $48,000 for the year ended December 31, 2013 and 2012, respectively. These fees were recorded as accounts payable – related party. Pursuant to the Sales Agreement accumulated fees owing of $51,070, net of $130 repaid, was cancelled and recorded as additional paid-in capital.

During the year ended December 31, 2013 our current officers/directors loaned us $73,964 on an unsecured, non-interest bearing demand basis.

Pursuant to two Executive Services Agreements effective October 1, 2013 with our current officers/directors we have accrued $5,000 per month for each of our two senior officers. As at December 31, 2013 we owe these senior officers a total of $30,000.

6. Notes Payable

Two 5% promissory notes, totaling $50,000, and one 10% promissory note of $4,000 was payable to a non-affiliated investor. This non-affiliated investor also loaned $900 and paid expenses of $3,292 on behalf of our Company during the three months ended December 31, 2013 on a non-interest bearing unsecured basis. Pursuant to the Sales Agreement these loans plus interest less fair value of furniture transferred, totalling $58,628, was cancelled and recorded as additional paid-in capital.

We also received $13,750 pursuant to a non-interest bearing, short-term demand loan from an unrelated party. Pursuant to a Consulting Services Agreement dated August 1, 2013 we owed this unrelated party $3,000 per month for a total of $15,000 owed as at December 31, 2013. On December 31, 2013 we settled the loan and amount owing, totalling $28,750, by way of a debt settlement subscription agreement for 115,000 of our $0.25 Units. These Units were issued on March 20, 2014.

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

On August 28, 2013, as a condition of us entering into the Sales Agreement with our prior officer and director and non-affiliated investor, our former officer and director agreed to cancel 46,500,000 shares held by him and the non-affiliated investor agreed to forfeit the right to 4,000,000 common shares not yet issued but due to him.

We were offering a non-brokered private placement of our common stock at a purchase price of $0.25 per Unit. Each Unit, once issued, will contain one common shares and one common share purchase warrant to acquire one additional common share at $0.40 per share expiring two years from date of issuance. As at December 31, 2013 we received $15,000 pursuant to subscription agreements received. Also, on December 31, 2013, we settled a loan and amount owing, totalling $28,750, by way of a debt settlement subscription agreement for 115,000 of our $0.25 Units. Subsequent to December 31, 2013 we received a further $67,000 pursuant to our $0.25 Unit Offering. On March 20, 2014 we issued a total of 443,000 of our $0.25 Units.

8. Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carry forwards, regardless of their time of expiration. No provision for income taxes has been provided in these financial statements due to the net loss. At December 31, 2013we have net operating loss carry forwards, which expire commencing in 2028, totaling approximately $312,000, the benefit of which has not been recorded in the financial statements.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal income tax examinations by tax authorities for years beginning from inception being January 19, 2010. We are not currently involved in any income tax examinations.

A reconciliation of income tax provision to the provision that would be recognized under the statutory rate of 35% is as follows:

	December 31, 2013	December 31, 2012
Deferred tax asset attributable to:
Net operating loss	$57,500	$33,900
Valuation allowance	(57,500)	(33,900)
Net provision	—	—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2013	December 31, 2012
Refund attributable to net operating loss	$106,100	$48,600
Valuation allowance	(106,100)	(48,600)
Net provision	—	—

9. Fair Value Measurements

ASC Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). ASC Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability. The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. We have no level 1 assets or liabilities.

Level 2 – Valuations based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities. We have no level 2 assets or liabilities.

Level 3 – Valuations based on inputs that are supportable by little or no market activity and that are significant to the fair value of the asset or liability. We have no level 3 assets or liabilities.

10. Subsequent Events

We have evaluated all subsequent events through the date these financial statements were issued and determined that there are no subsequent events to record and the following subsequent events to disclose:

a)	we received a further $67,000 pursuant to our $0.25 per Unit non-brokered private placement and we received $403,250 pursuant to our $1.00 per Unit non-brokered private placement. On March 20, 2014 we issued 443,000 of our $0.25 Units and 403,250 of our $1.00 Units; and
b)	we issued 20,000 common shares valued at $1.50 per share pursuant to an Advisory Board Agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the last two fiscal years, we have had no disagreements with our accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Anthony Sarvucci, who is our chief executive officer and Vincent Bonifatto, who is our chief financial officer, are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2013. Based on that evaluation it was concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting.  As defined by the SEC, internal control over financial reporting is a process designed by, or under the supervision of our principal executive officer and principal financial officer and implemented by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2013 we conducted an evaluation, under the supervision and with the participation of our chief executive officer (our principle executive officer) and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based upon this assessment, management concluded that our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The names, ages, and respective positions of our directors, executive officers, and key employees are set forth below.

Name	Age	Present Positions with Company
Anthony Sarvucci	43	President and Chief Executive Officer and a Director
Vincent Bonifatto	32	Chief Financial Officer, Treasurer and Secretary and a Director

On August 26, 2013, the board of directors appointed Anthony Sarvucci and Vincent Bonifatto to our board of directors. In addition, the board appointed Anthony Sarvucci as President and Chief Executive Officer, and Vincent Bonifatto as CFO, Secretary and Treasurer, to hold office until removed by the board of directors. Following these appointments, the board accepted the resignation of Joseph Isaacs as our former officer and director. There was no known disagreement with Mr. Isaacs regarding our operations, policies, or practices.

Anthony Sarvucci – President, CEO and Director

Mr. Sarvucci is the current President and Chief Executive Officer and has served in those positions since August 28, 2013. Mr. Sarvucci has also been a director of the Company since September 17, 2012. Mr. Sarvucci has a proven track record within the energy sector and more recently the consumer products market segment. Mr. Sarvucci has extensive worldwide contacts and relationships established over years as the CEO of a public energy service company and more recently as an investment banking consultant. Recently Mr. Sarvucci lead a team that was successful in transitioning a cutting edge emulsifying chemical solution designed for environmentally friendly oil spill cleanup into the retail product Clean Go Green Go. Mr. Sarvucci is qualified to be a director of the Company based on his extensive experience in the electronic cigarette industry and experience in managing public companies.

Vincent Bonifatto – CFO, Secretary, Treasurer and Director

Mr. Bonifatto was elected to the Board of Directors on August 28, 2013 and appointed Chief Financial Officer, Secretary and Treasurer on that day. Mr. Bonifatto has extensive experience in financial and managerial accounting relating to public companies. In addition to his public company experience, Mr. Bonifatto has been a senior manager at Triton Stock Transfer, founded a mortgage company and has most recently been employed as the financial director of one of the largest Ford Automobile Dealerships in Las Vegas.

Committees

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President and director, Anthony Sarvucci, at the address appearing on the first page of this annual report.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2013, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2013:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Anthony Sarvucci	1	nil	nil
Vincent Bonifatto	1	nil	nil

Code of Ethics

We have not adopted a formal code of ethics that applies to our directors, officers or employees since we only have five employees including our two officers.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned by Executive Officers during the last two fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Anthony Sarvucci President and Chief Executive Officer	2013 2012	15,000 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	15,000 Nil
Vincent Bonifatto, Chief Financial Officer, Treasurer and Secretary	2013 2012	15,000 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	15,000 Nil
Joseph Isaacs, former President, CEO, CFO, Treasurer and Secretary	2013 2012	15,000 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	15,000 Nil

Narrative Disclosure to the Summary Compensation Table

Pursuant to two Executive Services Agreements effective October 1, 2013 with our current officers/directors we have accrued $5,000 per month for each of our two senior officers. As at December 31, 2013 we owed these senior officers a total of $30,000.

Stock Incentive Plan

We do not have a stock incentive plan.

Compensation of Directors

We did not pay our directors, who also act as senior management/officers any fees or other compensation for acting as a director during our fiscal year ended December 31, 2013.

Our directors are reimbursed for reasonable travel and other out-of-pocket expenses incurred in attending meetings of the board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 31, 2014 by: (i) each person (including any group) known to us to own more than 5% of any class of our voting securities, (ii) each of our directors, (iii) each of our officers and (iv) our officers and directors as a group. Except as otherwise indicated, each shareholder listed possess sole voting and investment power with respect to the shares shown.

Name and address	Amount and nature of beneficial ownership(1)	Percent of class(2)
Anthony Sarvucci (3)	94,500,000	37.5%
Vincent Bonifatto (4)	94,500,000	37.5%
All executive officers and directors as a group (2 persons)	189,000,000	75%

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

(2) The percent of class is based on 252,000,000 voting shares as of March 31, 2014, comprised of 99,000,000 shares of our common stock, and 15,300 shares of Series A Convertible Preferred Stock that may be voted on the basis of 10,000 shares of common stock for every 1 share of Series A Convertible Preferred Stock held.

(3) Includes 18,000,000 shares held in his name, and 7,650 shares of Series A Convertible Preferred Stock that may be voted on the basis of 10,000 shares of common stock for every 1 share of Series A Convertible Preferred Stock held.

(4) Includes 18,000,000 shares held in his name, and 7,650 shares of Series A Convertible Preferred Stock that may be voted on the basis of 10,000 shares of common stock for every 1 share of Series A Convertible Preferred Stock held.

Securities Authorized For Issuance under Compensation Plans

We do not have any compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

We were charged management fees by our former officer/director, Joseph Isaacs, $4,000 per month on a month-to-month basis. Total management fees are $28,000 and $48,000 for the year ended December 31, 2013 and 2012, respectively. These fees were recorded as accounts payable – related party. Pursuant to the Sales Agreement accumulated fees owing of $51,070, net of $130 repaid, was cancelled and recorded as additional paid-in capital.

During the year ended December 31, 2013 our current officers/directors loaned us $73,964 on an unsecured, non-interest bearing demand basis.

Pursuant to two Executive Services Agreements effective October 1, 2013 with our current officers/directors we have accrued $5,000 per month for each of our two senior officers. As at December 31, 2013 we owe these senior officers a total of $30,000.

Review, Approval and Ratification of Related Party Transactions

Our Board of Directors has responsibility for establishing and maintaining guidelines relating to any related party transactions between us and any of our officers or directors. Any conflict of interest between a director or officer and us must be referred to the non-interested directors, if any, for approval. We intend to adopt written guidelines for the board of directors which will set forth the requirements for review and approval of any related party transactions.

Director Independence

We periodically review the independence of each director. Pursuant to this review, our directors and officers, on an annual basis, are required to complete a detailed questionnaire to determine if there are any transactions or relationships between any of the directors or officers (including immediate family and affiliates) and us. If any transactions or relationships exist, we then consider whether such transactions or relationships are inconsistent with a determination that the director is independent.

Conflicts Relating to Officers and Directors

To date, we do not believe that there are any conflicts of interest involving our officers or directors. With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by L.L. Bradford & Company, LLC during 2013 and by our former independent auditors, LBB & Associates Ltd., LLP, during 2012 for professional services rendered for the fiscal years ended December 31, 2013 and 2012:

Fee Category	2013 Fees		2012 Fees
Audit Fees	$		$
L.L. Bradford & Company, LLC		16,700		—
LBB & Associates Ltd., LLP		—		14,080
Audit-Related Fees		7,600		4,710
Tax Fees		—		—
All Other Fees		—		—
Total Fees		$24,300		$18,790

Audit Fees consist of fees billed for professional services rendered for the audit of our company’s financial statements and review of our interim financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

Audit Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees".

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2013 or 2012.

Pre-Approval Policies and Procedures

We currently do not have a designated Audit Committee, and accordingly, our Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our Board of Directors may also pre-approve particular services on a case-by-case basis.

Our Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report are as follows:

1) Financial Statements: The financial statements, related notes and report of independent registered public accounting firm are included in Item 8 of Part II of this 2013 Annual Report on Form 10-K.

2) Financial Statement Schedules: All schedules have been omitted because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.

3) Exhibits: The required exhibits are included at the end of this Report and are described in the exhibit index.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation, dated January 19, 2010*
3.2	Certificate of Amendment, dated March 21, 2013*
3.3	Certificate of Amendment, dated August 27, 2013*
3.4	Certificate of Designation, dated August 28, 2013*
3.5	Bylaws, dated January 19, 2010*
10.1	Executive Services Agreement, dated October 1, 2013*
10.2	Executive Services Agreement, dated October 1, 2013*
31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101 ***	The following materials from the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL).

* Filed previously

**Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2014

American Heritage International Inc.

By: /s/ Anthony Sarvucci

Name: Anthony Sarvucci

Title: Chief Executive Officer (principal executive officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Anthony Sarvucci	President, Chief Executive Officer and Director	March 31, 2014
/s/ Vincent Bonifatto	Chief Financial Officer, Treasurer, Secretary and Director	March 31, 2014

