Form 10-Q
period 2014-03-31
American Heritage International Inc.
filed 2014-05-15
CIK 1545236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2014

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-55125

AMERICAN HERITAGE INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Nevada	71-1052991
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

Tivoli Village, 410 South Rampart Blvd, Ste 390, Las Vegas, NV 89145
 (Address of principal executive offices, including zip code)

(888) 745-4338
(Telephone number, including area code)

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [   ]  NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 99,866,250 shares of common stock, par value $0.001, as of May 15, 2014.

AMERICAN HERITAGE INTERNATIONAL, INC.
FORM 10-Q

INDEX

PAGE
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements	3
Condensed Balance Sheets as at March 31, 2014 (Unaudited) and December 31, 2013	3
Condensed Statements of Operations for the three months ended March 31, 2014 and 2013 and the Period from January 19, 2010 (Date of Inception) to March 31, 2014 (Unaudited)	4
Condensed Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and the Period from January 19, 2010 (Date of Inception) to March 31, 2014 (Unaudited)	5
Notes to Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3. Quantitative and Qualitative Disclosures About Market Risk	9
Item 4. Controls and Procedures	9

PART II—OTHER INFORMATION

Item 1. Legal Proceedings	10
Item 1A. Risk Factors	10
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10
Item 3. Defaults Upon Senior Securities	10
Item 4. Mine Safety Disclosure	10
Item 5. Other Information	10
Item 6. Exhibits	10
Signature Page	11

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.

 YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS

The forward-looking statements made in this report on Form 10-Q relate only to events or information as of the date on which the statements are made in this report on Form 10-Q.  Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events.  You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we anticipate.

Unless otherwise indicated, in this Form 10-Q, references to “we,” “our,” “us,” the “Company,” “American Heritage” or the “Registrant” refer to American Heritage International Inc., a Nevada corporation.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

American Heritage International Inc.

(A Development Stage Company)

Condensed Balance Sheets

	March 31, 2014 (Unaudited)	December 31, 2013
ASSETS
Current Assets
Cash	$140,387	$15,746
Accounts receivable	30,465	—
Inventory	114,339	33,220
Prepaid expense	30,000	—
Total Current Assets	315,191	48,966
Other Assets
Intangible assets, net of accumulated amortization of $5,083 and $2,542, respectively (Note 4)	25,417	27,959
Total Other Assets	25,417	27,959
Total Assets	340,608	76,925
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	23,355	19,307
Accounts payable - related party (Note 5)	60,000	30,000
Related party loans (Note 5)	13,274	73,964
Total Current Liabilities	66,629	123,271
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $0.001 par value, 20,000,000 shares authorized, 15,300 and nil shares issued and outstanding, respectively (Note 4)	15	15
Common Stock, $0.001 par value, 500,000,000 shares authorized, 99,866,250 and 99,000,000 shares issued and outstanding, respectively (Note 6)	99,087	99,000
Additional Paid-in Capital	666,596	166,433
Deficit Accumulated During the Development Stage	(521,719)	(311,794)
Total Stockholders' Equity (Deficit)	243,979	(46,346)
Total Liabilities and Stockholders' Equity (Deficit)	340,608	76,925

(See Notes to Financial Statements)

American Heritage International Inc.

(A Development Stage Company)

Condensed Statements of Operations

For the Three Months Ended March 31, 2014 and 2013 and

the Period from January 19, 2010 (Date of Inception) to March 31, 2014

	2014	2013	From January 19, 2010 (Inception) to March 31, 2014
Sales	$38,561	$—	$38,576
Cost of Sales	18,532	—	18,534
Gross Profit	20,029	—	20,042
Operating Expenses
Advertising, promotions and marketing	29,362	—	40,714
Amortization	2,542	—	5,084
Consulting	30,000	—	53,000
Consulting – related party	30,000	—	60,000
Investor and public relations	36,924	—	36,924
Office	5,061	—	11,110
Professional fees	25,831	—	69,496
Regulatory fees	10,443	—	23,827
Travel and entertainment	9,790	—	19,523
Total Operating Expenses	179,953	—	319,678
Loss before Other Income (Expenses)	(159,924)	—	(299,636)
Other Income (Expenses)
Settlement of legal claim	(50,000)	—	(50,000)
Total Other Income (Expenses)	(50,000)	—	(50,000)
Loss before Discontinued Operations	(209,924)	—	(349,636)
Discontinued Operations	—	(23,696)	(172,083)
Net Loss	(209,924)	(23,696)	(521,719)
Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	—
Weighted Average Shares Outstanding – Basic and Diluted	99,106,000	145,500,000

(See Notes to Financial Statements)

American Heritage International Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

For the Three Months Ended March 31, 2014 and 2013 and

the Period from January 19, 2010 (Date of Inception) to March 31, 2014

	2014	2013	From January 19, 2010 (Inception) to March 31, 2014
Operating Activities
Net loss	$(209,925)	$(23,696)	$(521,719)
Less non-cash items:
Discontinued operations - depreciation	—	143	857
Amortization	2,542	—	5,084
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(30,465)	—	(30,465)
(Increase) in inventory	(81,119)	—	(114,339)
Increase in accounts payable	4,047	594	26,933
Increase in accounts payable – related party	30,000	12,000	111,200
Net Cash Used in Operating Activities	(284,919)	(10,959)	(522,449)
Investing Activities
Acquisition of intangible assets	—	—	(5,500)
Net Cash Used in Investing Activities	—	—	(5,500)
Financing Activities
Proceeds from short-term debt	—	—	28,750
Proceeds from long-term debt	—	—	50,000
Proceeds from short-term debt – related party	3,810	—	111,566
Repayment of short-term debt – related party	(64,500)	—	(64,630)
Proceeds from sale of common stock	470,250	—	519,750
Proceeds from contributed capital	—	12,200	22,900
Net Cash Provided by Financing Activities	409,560	12,200	668,336
Increase in Cash	124,641	1,241	140,387
Cash - Beginning of Period	15,746	2,101	—
Cash - End of Period	140,387	3,342	140,387
Non-cash Financing and Investing Activities:
Contributed capital	—	12,200	139,298
Capital contributions – forgiveness of debt	—	—	29,600
Acquisition of equipment for note payable	—	—	4,000
Short-term loan settled with common shares	—	—	40,750
Acquisition of intangibles for preferred shares	—	—	25,000
Supplemental Disclosures:
Interest paid	—	—	—
Income taxes paid	—	—	—

(See Notes to Financial Statements)

American Heritage International Inc.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

1. Nature of Business

American Heritage International Inc. manufactures and distributes disposable electronic cigarettes. We offer our products through retail stores, distributors, independent retailers, and grocery and convenience store operators, as well as online in the United States. Our primary operations are based in Las Vegas, Nevada. We intend to take advantage of the rapid growth of the electronic cigarette industry and become one of the market leaders.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

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

Recent Pronouncements

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

3. Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have begun operations but have not generated significant revenue to date. These conditions give rise to doubt about our ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain additional financing and to generate profits and positive cash flow. We will require a cash injection of $1,000,000 over the remainder of 2014 to achieve our business goals for fiscal 2014. We need these funds to purchase inventory and support accounts receivable and sustain planned operating losses.

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

5. Related Party Debt and Transactions

We were charged management fees by our former officer/director of $4,000 per month on a month-to-month basis. Total management fees are $nil and $12,000 for the three months ended March 31, 2014 and 2013, respectively.

During the year ended December 31, 2013 our current officers/directors loaned us $61,964. During the three months ended March 31, 2014 we received further loans of $3,810 and we repaid $64,500 of loans outstanding. As at March 31, 2014 we owe our officers/directors a total of $13,274. These loans are unsecured, non-interest bearing and due on demand.

Pursuant to two Executive Services Agreements effective October 1, 2013 with our current officers/directors we have accrued management fees of $5,000 per month for each of our two senior officers. As at March 31, 2014 we owe these senior officers a total of $60,000.

6. Common Stock

a)	On January 31, 2014 we closed our $0.25 Unit non-brokered private placement and on March 20, 2014 we issued a total of 443,000 Units at $0.25 per Unit for total proceeds of $110,750. Each Unit contained one common share and one common share purchase warrant to acquire one additional common share at $0.40 per share expiring March 20, 2016.
b)	On February 1, 2014 we opened a non-brokered private placement offering of 2,000,000 Units at $1.00 per Unit. On March 20, 2014, having received $403,250 towards this offering, we issued a total of 403,250 Units at $1.00 per Unit. Each Unit contained one common share and one common share purchase warrant to acquire one additional common share at $1.50 per share expiring March 20, 2016. This offering closed on March 31, 2014.
c)	On March 20, 2014 we issued 20,000 common shares having a fair value of $30,000 pursuant to an Advisory Board Agreement. This amount is included in prepaid expense.

7. Subsequent Events

We have evaluated all subsequent events through the date these financial statements were issued and determined that there are no subsequent events to record and the following subsequent events to disclose.

Item 2. Management’s Discussion and Analysis or Plan of Operation

THREE MONTHS ENDED MARCH 31, 2014 AND 2013

The discussion that follows is derived from our unaudited interim condensed balance sheet as of March 31, 2014 and our audited balance sheet as at December 31, 2013 and the unaudited interim condensed statements of operations and cash flows for the three months ended March 31, 2014 (‘2014”) and March 31, 2013 (“2013”).

	2014	2013	From January 19, 2010 (Inception) to March 31, 2014
Sales	$38,561	$—	$38,576
Cost of Sales	18,532	—	18,534
Gross Profit	20,029	—	20,042
Operating Expenses
Advertising, promotions and marketing	29,362	—	40,714
Amortization	2,542	—	5,084
Consulting	30,000	—	53,000
Consulting – related party	30,000	—	60,000
Investor and public relations	36,924	—	36,924
Office	5,061	—	11,110
Professional fees	25,831	—	69,496
Regulatory fees	10,443	—	23,827
Travel and entertainment	9,790	—	19,523
Total Operating Expenses	179,953	—	319,678
Loss before Other Income (Expenses)	(159,924)	—	(299,636)
Other Income (Expenses)
Settlement of legal claim	(50,000)	—	(50,000)
Total Other Income (Expenses)	(50,000)	—	(60,000)
Loss before Discontinued Operations	(209,924)	—	(349,636)
Discontinued Operations	—	(23,696)	(172,083)
Net Loss	(209,924)	(23,696)	(521,719)

Net loss for the three months ended March 31, 2013 of $23,696 was entirely from our discontinued paper products business.

Net loss for the three months ended March 31, 2014 was $209,924. This loss was due to the operating expenses associated with our new disposable electronic cigarette business and from the settlement of a legal claim.

We generated $38,561 in revenues (2013 - $nil); $6,683 from online sales and $31,878 from sales to retailers/distributors. Our cost of sales was $18,532 (2012 - $nil). Our overall gross profit was 52%.

As of March 31, 2014 our electronic cigarettes are being offered online in the United States, through Mr. Checkout, and at over 500 stores.

During 2014, we incurred $179,953 in operating expenses. Our operating expenses consisted of: $29,632 in advertising, promotions and marketing expenses including $10,000 paid to Mr. Checkout for a marketing promotion to all of their customers, $5,654 for point of sale materials, $1,500 for sponsorships and $6,414 of electronic cigarettes shipped out for samples and brand awareness; $60,000 in consulting fees including $30,000 paid to our two senior executive officers pursuant to Executive Service Agreements executed October 1, 2013; $10,331 paid in legal fees; $15,500 paid in audit fees; 10,443 paid in regulatory fees relating to stock transfer, stock position reports, corporate manual and news releases; $36,924 paid in investor and shareholder relations including investor kits, analyst report and a media consultant; $9,790 in travel, entertainment and automobile; and $5,061 in office expenses which includes supplies, rent and telephone. We also charged $2,542 in amortization of intangibles. We expect that our operating expenses will significantly increase as we are able to raise capital and further our business operations.

During 2014 we incurred a one-time expense of $50,000 associated with settling a legal claim.

Despite our expectation of increased revenues, we believe that we will operate at a net loss for 2014 as we increase our operating expenses in an attempt to further implement our business plan.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2014, we had working capital of $218,562 consisting of: cash - $140,387; accounts receivable - $30,465; inventory - $114,339 (including 4,033 ‘sticks’ on hand and 50,000 ‘sticks’ in transit); prepaid expense - $30,000 and current liabilities of - $106,629 (including related party loans of $13,274 owing to our two senior executive officers, $60,000 of related party accounts payable and $23,355 of accounts payable). During 2014, we increased our cash position by $124,641 to $140,387.

The following table sets forth the major sources and uses of cash for the three months ended March 31, 2014 and 2013:

	2014	2013
Net cash used in operating activities	$(284,919)	$(10,959)
Net cash used in investing activities	—	—
Net cash provided by financing activities	409,560	12,200
Net increase (decrease) in cash	124,641	1,241

Cash Used in Operating Activities

During 2014 our operating activities used cash of $284,919 in operating activities (2013 - $10,959). The use of cash was primarily attributable to funding our net loss of $209,925 offset by a non-cash charge of $2,542 for amortization of intangibles. We used $30,465 due to an increase in accounts receivable; we used $81,119 acquiring inventory from our manufacturer and we financed operations through: supplier financing of $4,048 (2013 - $594) and related party management fees owing of $30,000 (2013 - $12,000).

Cash Used in Investing Activities

We did use any cash in investing activities during 2014 and 2013.

Cash from Financing Investing Activities

During 2014 financing activities provided $409,560 (2013 - $12,200) in cash consisting of $3,810 of non-interest bearing demand loans from related parties and $470,250 received from non-brokered Unit private placements of our equity securities, offset by the repayment of related party debts of $64,500.

Need for Additional Capital

In addition to the cash on hand as at March 31, 2014 of $140,387 we will require a cash injection of an additional $1,000,000 during the remainder of fiscal 2014 to achieve our 2014 operating plan. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2014, our disclosure controls and procedures were not effective: (i) lack of segregation of incompatible duties; and (ii) insufficient Board of Directors representation.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 31, 2014 we closed our $0.25 Unit non-brokered private placement and on March 20, 2014 we issued a total of 443,000 Units at $0.25 per Unit for total proceeds of $110,750. Each Unit contained one common share and one common share purchase warrant to acquire one additional common share at $0.40 per share expiring March 20, 2016. For the seven US accredited investors we relied on exemptions from registration under the Securities Act provided by Rule 506 (Rule 506 applies to “sophisticated Investors” not “accredited Investors) . For the four foreign accredited investors we relied upon Rule 506 of Regulation D and/or Regulation S of the Securities Act as these securities were issued to foreign investors in offshore transactions (as defined in Rule 902 under Regulation S of the Securities Act), based upon representation made by such investors.

On February 1, 2014 we opened a non-brokered private placement offering of 2,000,000 Units at $1.00 per Unit. On March 20, 2014, having received $403,250 towards this offering, we issued a total of 403,250 Units at $1.00 per Unit. Each Unit contained one common share and one common share purchase warrant to acquire one additional common share at $1.50 per share expiring March 20, 2016. This offering closed on March 31, 2014. For the two US accredited investors we relied on exemptions from registration under the Securities Act provided by Rule 506 (Rule 506 applies to “sophisticated Investors” not “accredited Investors) .. For the one foreign accredited investors we relied upon Rule 506 of Regulation D and/or Regulation S of the Securities Act as these securities were issued to foreign investors in offshore transactions (as defined in Rule 902 under Regulation S of the Securities Act), based upon representation made by such investors.

On March 20, 2014 we issued 20,000 common shares valued at $1.50 per share pursuant to an Advisory Board Agreement. We relied on exemptions from registration under Section 4(2) of the Securities Act and/or by Rule 506 of Regulation D promulgated under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2014

American Heritage International Inc.

By: /s/ Anthony Sarvucci

Name: Anthony Sarvucci

Title: Chief Executive Officer (principal executive officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Anthony Sarvucci Anthony Sarvucci	President, Chief Executive Officer and Director	May 15, 2014
/s/ Vincent Bonifatto Vincent Bonifatto	Chief Financial Officer, Treasurer, Secretary and Director	May 15, 2014

