Form 10-Q
period 2014-06-30
American Heritage International Inc.
filed 2014-08-14
CIK 1545236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2014

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-55125

AMERICAN HERITAGE INTERNATIONAL INC

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

YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large Accelerated Filer	☐	Accelerated Filer
☐	Non-accelerated Filer	☒	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 99,866,250 shares of common stock, par value $0.001, as of August 14, 2014.

AMERICAN HERITAGE INTERNATIONAL INC.

FORM 10-Q

INDEX

PAGE
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements	1

Condensed Balance Sheets as at June 30, 2014 (Unaudited) and December 31, 2013	1

Condensed Statements of Operations for the three months and six months ended June 30, 2014 and 2013	2

Condensed Statements of Cash Flows for the six months ended June 30, 2014 and 2013	3

Notes to Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3. Quantitative and Qualitative Disclosures About Market Risk	8

Item 4. Controls and Procedures	9

PART II—OTHER INFORMATION

Item 1. Legal Proceedings	9

Item 1A. Risk Factors	10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3. Defaults Upon Senior Securities	10

Item 4. Mine Safety Disclosure	10

Item 5. Other Information	10

Item 6. Exhibits	10

Signature Page	12

Certifications

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

American Heritage International Inc.

Condensed Balance Sheets (Unaudited)

	June 30, 2014 $	December 31, 2013 $

ASSETS
Current Assets
Cash	95,039	15,746
Accounts receivable	29,901	-
Inventory	72,531	33,220
Deposits	18,520	-
Prepaid expense	22,500	-
Total Current Assets	238,491	48,966
Other Assets
Intangible assets, net of accumulated amortization of $7,625 and $2,542, respectively (Note 4)	22,875	27,959
Total Other Assets	22,875	27,959
Total Assets	261,366	76,925

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	33,752	19,307
Accounts payable - related party (Note 5)	90,000	30,000
Related party loans (Note 5)	14,623	73,964
Total Current Liabilities	138,375	123,271

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock, $0.001 par value, 20,000,000 shares authorized, 15,300 shares issued and outstanding (Note 7)	15	15
Common Stock, $0.001 par value, 500,000,000 shares authorized, 99,866,250 and 99,000,000 shares issued and outstanding, respectively (Note 7)	99,866	99,000

Additional Paid-in Capital	665,817	166,433

Deficit	(642,708)	(311,794)

Total Stockholders' Equity (Deficit)	122,990	(46,346)
Total Liabilities and Stockholders' Equity (Deficit)	261,366	76,925

(See Notes to Financial Statements)

American Heritage International Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2014 $	Three Months Ended June 30, 2013 $	Six Months Ended June 30, 2014 $	Six Months Ended June 30, 2013 $

Sales	51,525	-	90,086	-
Cost of Sales	38,000	-	56,532	-
Gross Profit	13,525	-	33,554	-

Operating Expenses
Advertising and marketing	6,352	-	35,715	-
Amortization	2,542	-	5,083	-
Consulting	41,728	-	71,728	-
Consulting – related party	30,000	-	60,000	-
Investor and public relations	8,166	-	45,090	-
Office	12,676	-	17,737	-
Professional fees	23,292	-	49,123	-
Regulatory fees	3,240	-	13,683	-
Travel and entertainment	6,518	-	16,308	-

Total Operating Expenses	134,514	-	314,467	-

Loss before Other Income (Expenses)	(120,989)	-	(280,913)	-
Other Income (Expenses)
Settlement of legal claim	-	-	(50,000)	-
Total Other Income (Expenses)	-	-	(50,000)	-
Loss before Discontinued Operations	(120,989)	-	(330,913)	-
Discontinued Operations	-	(21,677)	-	(45,373)
Net Loss	(120,989)	(21,677)	(330,913)	(45,373)

Net Loss Per Share – Basic and Diluted	($0.00)	($0.00)	($0.00)	($0.00)

Weighted Average Shares Outstanding – Basic and Diluted	99,866,250	145,500,000	99,866,250	145,500,000

(See Notes to Financial Statements)

American Heritage International Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2014 $	Six Months Ended June 30, 2013 $
Operating Activities
Net loss	(330,913)	(45,373)
Less non-cash items:
Discontinued operations - depreciation	-	285
Amortization	5,084	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(29,901)	-
(Increase) in security deposit	(18,520)
(Increase) in inventory	(39,311)	-
(Increase) in prepaid expenses	(22,500)
Increase in accounts payable	14,445	1,318
Increase in accounts payable – related party	60,000	24,000

Net Cash Used in Operating Activities	(361,616)	(19,770)

Investing Activities
Acquisition of intangible assets	-	-

Net Cash Used in Investing Activities	-	-

Financing Activities
Proceeds from short-term debt	-	-
Proceeds from long-term debt	-	-
Proceeds from short-term debt – related party	6,069	-
Repayment of short-term debt – related party	(65,410)	-
Proceeds from sale of common stock	500,250	-
Proceeds from contributed capital	-	17,900

Net Cash Provided by Financing Activities	440,909	17,900

Increase (Decrease) in Cash	79,293	(1,870)
Cash - Beginning of Period	15,746	2,101

Cash - End of Period	95,039	231

Non-cash Financing and Investing Activities:

Contributed capital	-	17,900
Capital contributions – forgiveness of debt	-	-
Acquisition of equipment for note payable	-	-
Short-term loan settled with common shares	-	-
Acquisition of intangibles for preferred shares	-	-

Supplemental Disclosures:

Interest paid	-	-
Income taxes paid	-	-

American Heritage International Inc.

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

2.     Summary of Significant Accounting Policies

Unaudited Interim Financial Information

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2014 are not necessarily indicative of the results that can be expected for the full year.

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

Intangible Assets

Intangible assets are comprised primarily of the cost of certain intellectual property related to the electronic cigarette business including certain trademarks, product design and website. We evaluate our trademarks annually for impairment or earlier if there is an indication of impairment. If there is an indication of impairment of identified intangible assets not subject to amortization, we compare the estimated fair value with the carrying amount of the asset.  An impairment loss is recognized to write-down the intangible asset to its fair value if it is less than the carrying amount. The fair value is calculated using the income approach. However, preparation of estimated expected future cash flows is inherently subjective and is based on our best estimate of assumptions concerning expected future conditions. As of June 30, 2014, the estimated fair values of trademarks and other intangible assets exceeded their respective carrying values. We amortize intangible assets on a straight-line basis over a period of three years.

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

On June 10, 2014, the FASB published Accounting Standards Update No. 2014-10 “ASU No. 2014-10”, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU No. 2014-10 removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. ASU No. 2014-10 will be applied retrospectively and will be effective for public business entities in interim and annual periods beginning after December 15, 2014. The requirements will be effective for non-public business entities for annual periods beginning after December 15, 2014, and interim and annual periods thereafter. However, both public and non-public entities will have additional time to adopt the amendments to ASC 810. Early adoption is permitted in all cases. We have applied ASU No. 2014-10 retrospectively by eliminating the inception to date column in our statements of operations and cash flows.

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

4.     Intangible Assets

On August 28, 2013, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with American Heritage LLC and its principals. Under the Purchase Agreement, we acquired certain intellectual property related to the electronic cigarette business in exchange for 15,300 shares of our Series “A” Convertible

Preferred Stock valued at $25,000. In addition, we capitalized an additional $5,500 related to our website development and package design. As of June 30, our intellectual property totaled $22,875, which is net of accumulated amortization of $7,625.

5.     Related Party Debt and Transactions

We were charged management fees by our former officer/director of $5,000 per month on a month-to-month basis. Total management fees are $nil and $30,000 for the six months ended June 30, 2014 and 2013, respectively.

During the year ended December 31, 2013 our current officers/directors loaned us $61,964. During the three months ended June 30, 2014 we received further loans of $2,259 and we repaid $910 of loans outstanding. As at June 30, 2014 we owe our officers/directors a total of $14,623. These loans are unsecured, non-interest bearing and due on demand.

Pursuant to two Executive Services Agreements effective October 1, 2013 with our current officers/directors we have accrued management fees of $5,000 per month for each of our two senior officers. As at June 30, 2014 we owe these senior officers a total of $90,000.

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

c)

On March 20, 2014 we issued 20,000 common shares having a fair value of $30,000 pursuant to an Advisory Board Agreement. This amount is included in prepaid expense. This advisory board member is due advisory fees of $5,000 per month to be paid through issuance of common shares. As at June 30, 2014 a total of $15,000 was owed to an advisory board member to be paid by issuing 51,886 common shares. These shares have not yet been issued.

7.     Subsequent Events

We have evaluated all subsequent events through the date these financial statements were issued and determined that there were no subsequent events to disclose.

Item 2.

Management’s Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2014 AND 2013

The discussion that follows is derived from our unaudited interim condensed statements of operations for the three months ended June 30, 2014 (‘2014”) and June 30, 2013 (“2013”).

Net loss for the three months ended June 30, 2013 of $21,677 was entirely from our discontinued paper products business.

Net loss for the three months ended June 30, 2014 was $120,989. This loss was due to the operating expenses associated with our new disposable electronic cigarette business.

We generated $51,525 in revenues (2013 - $nil); $10,079 from online sales and $41,446 from sales to retailers/distributors. Our cost of sales was $38,000 (2013 - $nil). Our overall gross profit was 26.25%

During 2014, we incurred $134,514 in operating expenses. Our operating expenses consisted of: $6,352 in advertising, promotions and marketing expenses including $3,413 for marketing promotions of electronic cigarettes shipped out for samples and brand awareness; $71,728 in consulting fees including $30,000 paid to our two senior executive officers pursuant to Executive Service Agreements executed October 1, 2013; $17,147 paid in legal fees; $3,240 paid in regulatory fees relating to stock transfer, stock position reports, corporate manual and news releases; $8,166 paid in investor and shareholder relations including investor kits, analyst report and a media consultant; $6,518 in travel, entertainment and automobile; and $12,676 in office expenses which includes supplies, rent and telephone. We also charged $2,542 in amortization of intangibles. We expect that our operating expenses will significantly increase as we are able to raise capital and further our business operations.

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

The discussion that follows is derived from our unaudited interim condensed statements of operations for the six months ended June 30, 2014 (‘2014”) and June 30, 2013 (“2013”).

Net loss for the six months ended June 30, 2013 of $45,373 was entirely from our discontinued paper products business.

Net loss for the six months ended June 30, 2014 was $330,913. This loss was due to the operating expenses associated with our new disposable electronic cigarette business and from the settlement of a legal claim.

We generated $90,086 in revenues (2013 - $nil); $16,762 from online sales and $73,324 from sales to retailers/distributors. Our cost of sales was $56,532 (2013 - $nil). Our overall gross profit was 37.25%.

During 2014, we incurred $314,467 in operating expenses. Our operating expenses consisted of: $35,715 in advertising, promotions and marketing expenses including $10,000 paid to Mr. Checkout for a marketing promotion to all of their customers, $5,654 for point of sale materials, $1,500 for sponsorships and $4,476 of electronic cigarettes shipped out for samples and brand awareness; $131,728 in consulting fees including $60,000 paid to our two senior executive officers pursuant to Executive Service Agreements executed October 1, 2013; $27,478 paid in legal fees; $15,500 paid in audit fees; $13,683 paid in regulatory fees relating to stock transfer, stock position reports, corporate manual and news releases; $45,090 paid in investor and shareholder relations including investor kits, analyst report and a media consultant; $16,308 in travel, entertainment and automobile; and $17,737 in office expenses which includes supplies, rent and telephone. We also charged $5,083 in amortization of intangibles. We expect that our operating expenses will significantly increase as we are able to raise capital and further our business operations.

During 2014 we incurred a one-time expense of $50,000 associated with settling a legal claim.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2014, we had working capital of $100,116 consisting of: cash - $95,039; accounts receivable –

$29,901; inventory - $72,531 (30,720 ‘sticks’ on hand); prepaid expense - $22,500; deposits - $18,520 and current liabilities of - $138,375 (including related party loans of $14,623 owing to our two senior executive officers, $90,000 of related party accounts payable and $33,752 of accounts payable). During 2014, our cash position increased by $79,293 to $95,039.

The following table sets forth the major sources and uses of cash for the six months ended June 30, 2014 and 2013:

	2014 $	2013 $
Net cash used in operating activities	(361,616)	(19,770)
Net cash used in investing activities	-	-
Net cash provided by financing activities	440,909	17,900
Net increase (decrease) in cash	79,293	(1,870)

Cash Used in Operating Activities

During 2014 our operating activities used cash of $361,616 in operating activities (2013 - $19,770). The use of cash was primarily attributable to funding our net loss of $330,913 offset by a non-cash charge of $5,083 for amortization of intangibles. We used $29,901 due to an increase in accounts receivable; we used $39,311 acquiring inventory from our manufacturer and we financed operations through: an increase in supplier financing of $14,445 (2013 - $1,318) and related party management fees owing of $60,000 (2013 - $24,000).

Cash Used in Investing Activities

We did not use any cash in investing activities during 2014 and 2013.

Cash from Financing Investing Activities

During 2014 financing activities provided $440,909 (2013 - $17,900) in cash consisting of $6,069 of non-interest bearing demand loans from related parties and $500,250 received from non-brokered Unit private placements of our equity securities, offset by the repayment of related party debts of $65,410.

Need for Additional Capital

In addition to the cash on hand as at June 30, 2014 of $95,039 we will require a cash injection of an additional $1,000,000 during the remainder of fiscal 2014 to achieve our 2014 operating plan. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all. We do not have any firm commitments to raise capital at this time.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2014, our disclosure controls and procedures were not effective:  (i) lack of segregation of incompatible duties; and (ii) insufficient Board of Directors representation.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 31, 2014 we closed our $0.25 Unit non-brokered private placement and on March 20, 2014 we issued a total of 443,000 Units at $0.25 per Unit for total proceeds of $110,750. Each Unit contained one common share and one common share purchase warrant to acquire one additional common share at $0.40 per share expiring March 20, 2016. For the seven US accredited investors we relied on exemptions from registration under the Securities Act provided by Rule 506 of Regulation D. For the four foreign accredited investors we relied upon Regulation S of the Securities Act as these securities were issued to foreign investors in offshore transactions (as defined in Rule 902 under Regulation S of the Securities Act), based upon representation made by such investors.

On February 1, 2014 we opened a non-brokered private placement offering of 2,000,000 Units at $1.00 per Unit. On March 20, 2014, having received $403,250 towards this offering, we issued a total of 403,250 Units at $1.00 per Unit. Each Unit contained one common share and one common share purchase warrant to acquire one additional common share at $1.50 per share expiring March 20, 2016. This offering closed on March 31, 2014. For the two US accredited investors we relied on exemptions from registration under the Securities Act provided by Rule 506. For the one foreign accredited investors we relied upon Regulation S of the Securities Act as these securities were issued to foreign investors in offshore transactions (as defined in Rule 902 under Regulation S of the Securities Act), based upon representation made by such investors.

On March 20, 2014 we issued 20,000 common shares valued at $1.50 per share pursuant to an Advisory Board Agreement. We relied on exemptions from registration under Section 4(2) of the Securities Act and/or by Rule 506 of Regulation D promulgated under the Securities Act.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6. Exhibits

Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 **

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

Date: August 14, 2014

American Heritage International Inc.

By:	/s/ Anthony Sarvucci

Name:	Anthony Savrucci

Title:	Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony Sarvucci
Antony Sarvucci	President, Chief Executive Officer and Director	August 14, 2014

/s/ Vincent Bonifatto
Vincent Bonifatto	Chief Financial Officer, Treasurer, Secretary and Director	August 14, 2014