Form 10-Q
period 2014-09-30
American Heritage International Inc.
filed 2014-11-19
CIK 1545236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2014

OR

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-55125

AMERICAN HERITAGE INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Nevada	71-1052991
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

Tivoli Village, 410 South Rampart Blvd, Ste 390, Las Vegas, NV 89145
(Address of principal executive offices, including zip code)

(888) 745-4338
(Telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 99,866,250 shares of common stock, par value $0.001, as of October 3, 2014.

AMERICAN HERITAGE INTERNATIONAL INC.

FORM 10-Q

INDEX

		PAGE
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Condensed Balance Sheets as at September 30, 2014 (Unaudited) and December 31, 2013	4
	Condensed Statements of Operations for the three months and nine months ended September 30, 2014 and 2013 (Unaudited)	5
	Condensed Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (Unaudited)	6
	Notes to Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	12

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Mine Safety Disclosure	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

	Signature Page	14

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

American Heritage International Inc.

Condensed Balance Sheets (Unaudited)

	September 30, 2014 $	December 31, 2013 $

ASSETS
Current Assets
Cash	91,579	15,746
Accounts receivable	31,138	−
Inventory	29,770	33,220
Deposits	18,520	−
Prepaid expense	15,000	−
Total Current Assets	186,007	48,966
Other Assets
Intangible assets, net of accumulated amortization of $10,167 and $2,542, respectively (Note 4)	20,333	27,959
Total Other Assets	20,333	27,959
Total Assets	206,341	76,925

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	58,300	19,307
Accounts payable - related party (Note 5)	120,000	30,000
Related party loans (Note 5)	14,184	73,964
Total Current Liabilities	192,484	123,271

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock, $0.001 par value, 20,000,000 shares authorized, 15,300 shares issued and outstanding	15	15
Common Stock, $0.001 par value, 500,000,000 shares authorized, 99,866,250 and 99,000,000 shares issued and outstanding, respectively (Note 6)	99,866	99,000

Additional Paid-in Capital	665,817	166,433

Accumulated (Deficit)	(751,842)	(311,794)

Total Stockholders' Equity (Deficit)	13,856	(46,346)
Total Liabilities and Stockholders' Equity (Deficit)	206,341	76,925

(See Notes to Financial Statements)

American Heritage International Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2014 $	Three Months Ended September 30, 2013 $	Nine Months Ended September 30, 2014 $	Nine Months Ended September 30, 2013 $

Sales	42,599	−	132,684	−
Cost of Sales	38,529	−	95,061	−
Gross Profit	4,069	−	37,623	−

Operating Expenses
Advertising and marketing	9,685	−	45,400	−
Amortization	2,542	−	7,625	−
Consulting	46,155	8,000	117,883	8,000
Consulting – related party	30,000	−	90,000	−
Investor and public relations	7,229	−	52,319	−
Office	10,848	1,917	28,585	4,639
Professional fees	4,700	20,171	53,823	34,161
Regulatory fees	−	4,589	13,683	8,199
Travel and entertainment	2,046	7,155	18,354	7,155

Total Operating Expenses	113,205	41,832	427,673	62,154

Loss before Other Income (Expenses)	(109,136)	(41,832)	(390,049)	(62,154)
Other Income (Expenses)
Interest Income	2	−	2	−
Settlement of legal claim	−	−	(50,000)	−
Total Other Income (Expenses)	−	−	(50,000)	−
Loss before Discontinued Operations	(109,134)	−	(440,047)	−
Discontinued Operations	−	(4,000)	−	(29,050)
Net Loss	(109,134)	(45,832)	(440,047)	(91,204)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	99,866,250	128,821,000	99,617,840	139,879,000

(See Notes to Financial Statements)

American Heritage International Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2014 $	Nine Months Ended September 30, 2013 $
Operating Activities
Net loss	(440,047)	(91,204)
Less non-cash items:
Discontinued operations - depreciation	−	285
Amortization	7,625	−
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(31,138)	−
(Increase) in security deposit	(18,520)	(20,000)
(Increase) in inventory	3,450	−
(Increase) in prepaid expenses	(15,000)	−
Increase in accounts payable	38,993	11,853
Increase in accounts payable – related party	90,000	28,000

Net Cash (Used) in Operating Activities	(364,638)	(71,066)

Investing Activities
Acquisition of intangible assets	−	(5,500)

Net Cash (Used) in Investing Activities	−	(5,500)

Financing Activities
Proceeds from short-term debt	−	12,192
Proceeds from long-term debt	−	−
Proceeds from short-term debt – related party	23,803	57,400
Repayment of short-term debt – related party	(83,583)	(130)
Proceeds from sale of common stock	500,250	−
Proceeds from contributed capital	−	17,900

Net Cash Provided by Financing Activities	440,470	87,362

Increase (Decrease) in Cash	75,833	10,796
Cash - Beginning of Period	15,746	2,101

Cash - End of Period	91,579	12,897

Non-cash Financing and Investing Activities:

Contributed capital	−	109,698
Capital contributions – forgiveness of debt	−	−
Acquisition of equipment for note payable	−	−
Short-term loan settled with common shares	−	−
Acquisition of intangibles for preferred shares	−	25,000

Supplemental Disclosures:

Interest paid	−	−
Income taxes paid	−	−

(See Notes to Financial Statements)

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

2.

Summary of Significant Accounting Policies

Basis of Presentation The condensed interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2013 and notes thereto included in the Company's Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results

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

Intangible Assets

Intangible assets are comprised primarily of the cost of certain intellectual property related to the electronic cigarette business including certain trademarks, product design and website. We evaluate our trademarks annually for impairment or earlier if there is an indication of impairment. If there is an indication of impairment of identified intangible assets not subject to amortization, we compare the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write-down the intangible asset to its fair value if it is less than the carrying amount. The fair value is calculated using the income approach. However, preparation of estimated expected future cash flows is inherently subjective and is based on our best estimate of assumptions concerning expected future conditions. As of September 30, 2014, the estimated fair values of trademarks and other intangible assets exceeded their respective carrying values. We amortize intangible assets on a straight-line basis over a period of three years.

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

4.

Intangible Assets

On August 28, 2013, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with American Heritage LLC and its principals. Under the Purchase Agreement, we acquired certain intellectual property related to the electronic cigarette business in exchange for 15,300 shares of our Series “A” Convertible Preferred Stock valued at $25,000. In addition, we capitalized an additional $5,500 related to our website development and package design. As of September 30, 2014 our intellectual property totaled $20,333, which is net of accumulated amortization of $10,167.

5.

Related Party Debt and Transactions

During the year ended December 31, 2013 our current officers/directors loaned us $61,964. During the three months ended September 30, 2014 we received further loans of $17,734 and we repaid $18,173 of loans outstanding. As at September 30, 2014 we owe our officers/directors a total of $14,184. These loans are unsecured, non-interest bearing and due on demand.

Pursuant to two Executive Services Agreements effective October 1, 2013 with our current officers/directors we have accrued management fees of $5,000 per month for each of our two senior officers. As at September 30, 2014 we owe these senior officers a total of $120,000.

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

c)

On March 20, 2014 we issued 20,000 common shares having a fair value of $30,000 pursuant to an Advisory Board Agreement. This amount is included in prepaid expense. This advisory board member is due advisory fees of $5,000 per month to be paid through issuance of common shares. As of June 30, 2014 a total of $15,000 was owed to an advisory board member to be paid by issuing 51,886 common shares. As of September 30, 2014 a total of $15,000 was owed to an advisory board member to be paid by issuing 182,056 common shares. These shares have not yet been issued.

7.

Subsequent Events

We have evaluated all subsequent events through the date these financial statements were issued and determined that there were no subsequent events to disclose.

Item 2. Management’s Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

The discussion that follows is derived from our unaudited interim condensed balance sheet as of September 30, 2014 and our audited balance sheet as at December 31, 2013 and the unaudited interim condensed statements of operations and cash flows for the three months and nine months ended September 30, 2014 (‘2014”) and September 30, 2013 (“2013”).

Net loss for the three months ended September 30, 2013 of $45,832 was entirely from our discontinued paper products business.

Net loss for the three months ended September 30, 2014 was $109,134. This loss was due to the operating expenses associated with our new disposable electronic cigarette business.

We generated $42,599 in revenues (2013 - $nil); $1,695 from online sales and $40,903 from sales to retailers/distributors. Our cost of sales was $38,529 (2013 - $nil). Our overall gross profit was 9.55%

During 2014, we incurred $113,205 in operating expenses. Our operating expenses consisted of: $9,685 in advertising, promotions and marketing expenses including $3,413 for marketing promotions of electronic cigarettes shipped out for samples and brand awareness; $76,155 in consulting fees including $30,000 paid to our two senior executive officers pursuant to Executive Service Agreements executed October 1, 2013; $1,200 paid in legal fees; $0 paid in regulatory fees relating to stock transfer, stock position reports, corporate manual and news releases; $7,229 paid in investor and shareholder relations including investor kits, analyst report and a media consultant; $2,046 in travel, entertainment and automobile; and $10,848 in office expenses which includes supplies, rent and telephone. We also charged $2,542 in amortization of intangibles. We expect that our operating expenses will significantly increase as we are able to raise capital and further our business operations.

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

The discussion that follows is derived from our unaudited interim condensed balance sheet as of September 30, 2014 and our audited balance sheet as at December 31, 2013 and the unaudited interim condensed statements of operations and cash flows for the three months and nine months ended September 30, 2014 (‘2014”) and September 30, 2013 (“2013”).

Net loss for the nine months ended September 30, 2013 of $91,204 was entirely from our discontinued paper products business.

Net loss for the nine months ended September 30, 2014 was $440,047. This loss was due to the operating expenses associated with our new disposable electronic cigarette business and from the settlement of a legal claim.

We generated $132,684 in revenues (2013 - $nil); $18,457 from online sales and $114,227 from sales to retailers/distributors. Our cost of sales was $95,061 (2013 - $nil). Our overall gross profit was 28.36%.

During 2014, we incurred $427,673 in operating expenses. Our operating expenses consisted of: $45,400 in advertising, promotions and marketing expenses including $10,000 paid to Mr. Checkout for a marketing promotion to all of their customers, $5,654 for point of sale materials, $1,500 for sponsorships and $8,708 of electronic cigarettes shipped out for samples and brand awareness; $207,883 in consulting fees including $90,000 paid to our two senior executive officers pursuant to Executive Service Agreements executed October 1, 2013; $28,678 paid in legal fees; $17,500 paid in audit fees; $13,683 paid in regulatory fees relating to stock transfer, stock position reports, corporate manual and news releases; $52,319 paid in investor and shareholder relations including investor kits, analyst report and a media consultant; $18,354 in travel, entertainment and automobile; and $28,585 in office expenses which includes supplies, rent and telephone. We also charged $7,625 in amortization of intangibles. We expect that our operating expenses will significantly increase as we are able to raise capital and further our business operations.

During 2014 we incurred a one-time expense of $50,000 associated with settling a legal claim.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2014, we had working capital of ($6,477) consisting of: cash - $91,579; accounts receivable - $31,138; inventory - $29,770 (12,613 ‘sticks’ on hand); prepaid expense - $15,000 and current liabilities of - $134,184 (including related party loans of $14,184 owing to our two senior executive officers, $120,000 of related party accounts payable and $58,300 of accounts payable). During 2014, our cash position increased by $75,833 to $91,579.

The following table sets forth the major sources and uses of cash for the nine months ended September 30, 2014 and 2013:

	2014 $	2013 $
Net cash used in operating activities	(364,638)	(71,066)
Net cash used in investing activities	−	(5,500)
Net cash provided by financing activities	440,470	87,362
Net increase (decrease) in cash	75,833	10,796

Cash Used in Operating Activities

During 2014 our operating activities used cash of $364,638 in operating activities (2013 - $71,066). The use of cash was primarily attributable to funding our net loss of $440,047 offset by a non-cash charge of $7,625 for amortization of intangibles. We used $31,138 due to an increase in accounts receivable; we financed operations through: an increase in supplier financing of $38,993 (2013 - $11,853) and related party management fees owing of $90,000 (2013 - $28,000).

Cash Used in Investing Activities

We did not use any cash in investing activities during 2014 and 2013.

Cash from Financing Investing Activities

During 2014 financing activities provided $440,470 (2013 - $87,362) in cash consisting of $23,803 of non-interest bearing demand loans from related parties and $500,250 received from non-brokered Unit private placements of our equity securities, offset by the repayment of related party debts of $83,583.

Need for Additional Capital

In addition to the cash on hand as at September 30, 2014 of $91,579 we will require a cash injection of an additional $1,000,000 during the remainder of fiscal 2014 to achieve our 2014 operating plan. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all. We do not have any firm commitments to raise capital at this time.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2014, our disclosure controls and procedures were not effective: (i) lack of segregation of incompatible duties; and (ii) insufficient Board of Directors representation.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL).

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

Signature	Title	Date

/s/ Anthony Sarvucci	President, Chief Executive Officer and Director	November 5, 2014

/s/ Vincent Bonifatto	Chief Financial Officer, Treasurer, Secretary and Director	November 5, 2014