Form 10-Q/A
period 2014-09-30
American Heritage International Inc.
filed 2014-11-24
CIK 1545236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of American Heritage International Inc (the “Company”) on Form 10-Q for the period ended September 30, 2014, filed with the Securities and Exchange Commission on November 19, 2014 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II- OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL).

* Incorporated by reference to the Company’s Form 10-Q filed with the SEC on November 19, 2014.

**Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 21, 2014

American Heritage International Inc.

By: /s/ Anthony Sarvucci

Name: Anthony Sarvucci

Title: Chief Executive Officer (principal executive officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony Sarvucci	President, Chief Executive Officer and Director	November 21, 2014

/s/ Vincent Bonifatto	Chief Financial Officer, Treasurer, Secretary and Director	November 21, 2014

4